Form 10-K
period 2025-04-30
BROWN FORMAN CORP
filed 2025-06-13
CIK 14693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value, as of the last business day of the most recently completed second fiscal quarter, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $14,700,000,000.

The number of shares outstanding for each of the registrant’s classes of Common Stock on June 9, 2025, was:

Class A Common Stock (voting), $0.15 par value	169,143,808
Class B Common Stock (nonvoting), $0.15 par value	303,608,875
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on or about July 24, 2025, are incorporated by reference into Part III of this report.

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “ambition,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from those expressed in or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Part I under “Item 1A. Risk Factors” and those described from time to time in our future reports filed with the Securities and Exchange Commission, including:

•Our substantial dependence upon the continued growth of the Jack Daniel’s family of brands
•Substantial competition from new entrants, consolidations by competitors and retailers, and other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets or distribution networks
•Disruption of our distribution network or inventory fluctuations in our products by distributors, wholesalers, or retailers
•Risks from changes to the trade policies, tariffs, and import and export regulations of the United States or foreign governments and the effectiveness of our actions to mitigate the negative impact on our margins, sales, and/or distributors
•Changes in consumer preferences, consumption, or purchase patterns – particularly away from larger producers in favor of small distilleries or local producers, or away from brown spirits, our premium products, or spirits generally, and our ability to anticipate or react to them; further legalization of marijuana; bar, restaurant, travel, or other on-premise declines; shifts in demographic or health and wellness trends; or unfavorable consumer reaction to new products, line extensions, package changes, product reformulations, or other product innovation
•Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher fixed costs
•Production facility, aging warehouse, or supply chain disruption
•Imprecision in supply/demand forecasting
•Higher costs, lower quality, or unavailability of energy, water, raw materials, product ingredients, or labor
•Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value
•Unfavorable global or regional economic conditions and related economic slowdowns or recessions, low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations
•Impact of health epidemics and pandemics, and the risk of the resulting negative economic impacts and related governmental actions
•Product recalls or other product liability claims, product tampering, contamination, or quality issues
•Negative publicity related to our company, products, brands, marketing, executive leadership, employees, Board of Directors, family stockholders, operations, business performance, or prospects
•Failure to attract or retain key executive or employee talent
•Risks associated with being a U.S.-based company with a global business, including commercial, political, and financial risks; local labor policies and conditions; compliance with local trade practices and other regulations; terrorism, kidnapping, extortion, or other types of violence; and health pandemics
•Failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations
•Fluctuations in foreign currency exchange rates, particularly due to a stronger U.S. dollar
•Changes in laws, regulatory measures, or governmental policies, especially those affecting production, importation, marketing, labeling, pricing, distribution, sale, or consumption of our beverage alcohol products
•Tax rate changes (including excise, corporate, sales or value-added taxes, property taxes, payroll taxes, import and export duties, and tariffs) or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur
•Decline in the social acceptability of beverage alcohol in significant markets
•Significant additional labeling or warning requirements or limitations on availability of our beverage alcohol products
•Counterfeiting and inadequate protection of our intellectual property rights
•Significant legal disputes and proceedings, or government investigations
•Cyberbreach or failure or corruption of our key information technology systems or those of our suppliers, customers, or direct and indirect business partners, or failure to comply with personal data protection laws
•Our status as a family “controlled company” under New York Stock Exchange rules, and our dual-class share structure

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
PART I
Item 1. Business
Overview
Brown-Forman Corporation (the “Company,” “Brown-Forman,” “we,” “us,” or “our” below) was incorporated under the laws of the State of Delaware in 1933, successor to a business founded in 1870 as a partnership and later incorporated under the laws of the Commonwealth of Kentucky in 1901. We primarily manufacture, distill, bottle, import, export, market, and sell a wide variety of beverage alcohol products under recognized brands. We employ approximately 5,000 people (excluding individuals who work on a part-time or temporary basis) on six continents, including approximately 2,000 people in the United States (approximately 7% of whom are represented by a union) and 800 people in Louisville, Kentucky, USA, home of our world headquarters. According to International Wine & Spirit Research (IWSR), we are the largest American-owned spirits and wine company with global reach. We are a “controlled company” under New York Stock Exchange rules because the Brown family owns more than 50% of our voting stock.
For a discussion of recent developments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary.”
Brands
Beginning in 1870 with Old Forester Kentucky Straight Bourbon Whisky – our founding brand – and spanning the generations since, we have built a portfolio of more than 40 spirit, ready-to-drink (RTD) cocktail, and wine brands that includes some of the best-known and most loved trademarks in our industry. The most important and iconic brand in our portfolio is Jack Daniel’s Tennessee Whiskey, the #1 selling American whiskey in the world.1 Within the Jack Daniel’s portfolio, our super-premium offerings, Jack Daniel’s Triple Mash Blended Straight Whiskey and Jack Daniel’s 12 Year Old, received World’s Best Awards from the World Whiskey Awards 2025. Our premium bourbons, Woodford Reserve and Old Forester, were recognized by the San Francisco Spirits Competition in 2025, where Woodford Double Double Oaked won Gold, Old Forester 1920 won Double Gold (the highest honor), and Old Forester 1897 Bottled in Bond won Gold.

Principal Brands
Jack Daniel’s Tennessee Whiskey	el Jimador Tequilas[4]
Jack Daniel’s RTD[2]	el Jimador New Mix RTD
Jack Daniel’s Tennessee Honey	Herradura Tequilas[6]
Gentleman Jack Rare Tennessee Whiskey	Korbel California Champagnes[5]
Jack Daniel’s Tennessee Apple	Korbel California Brandy[5]
Jack Daniel’s Tennessee Fire	Old Forester Whiskey Row Series
Jack Daniel’s Single Barrel Collection[3]	Old Forester Kentucky Straight Bourbon Whisky
Jack Daniel’s Sinatra Select	Old Forester Single Barrel Straight Bourbon Whisky
Jack Daniel’s Bonded Tennessee Whiskey	Diplomático Rums[6]
Jack Daniel’s Winter Jack	Chambord Liqueur
Jack Daniel’s Bonded Tennessee Rye	Gin Mare[6]
Jack Daniel’s Triple Mash Blended Straight Whiskey	The Glendronach Single Malt Scotch Whiskies[6]
Jack Daniel’s American Single Malt	Benriach Single Malt Scotch Whiskies[6]
Jack Daniel’s 12 Year Old	Glenglassaugh Single Malt Scotch Whiskies[6]
Woodford Reserve Kentucky Bourbon	Fords Gin
Woodford Reserve Double Oaked	Slane Irish Whiskey
Woodford Reserve Kentucky Rye Whiskey
Woodford Reserve Double Double Oaked
Woodford Reserve Batch Proof

1IWSR 2024 Data.
[2]Jack Daniel’s RTD includes Jack Daniel’s & Coca-Cola RTD, Jack Daniel’s & Cola, Jack Daniel’s Double Jack, Jack Daniel’s Country Cocktails, and other malt- and spirit-based Jack Daniel’s RTDs.
[3]The Jack Daniel’s Single Barrel Collection includes Jack Daniel’s Single Barrel Select, Jack Daniel’s Single Barrel Barrel Proof, Jack Daniel’s Single Barrel - Barrel Proof Rye, and other Jack Daniel’s Single Barrel special-release expressions.

[4]el Jimador Tequilas comprise all full-strength expressions of el Jimador.
[5]Korbel is not an owned brand and we sell Korbel products under contract in the United States and other select markets. On May 9, 2025, the Company announced the end of the sales, marketing, and distribution relationship, effective June 30, 2025.

[6]Comprises all expressions of this brand.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2025 Brand Highlights” for brand performance details.
Our vision in marketing is to be the best brand-builder in the industry. We build our brands by investing in platforms that we believe create enduring connections with our consumers. These platforms cover a wide spectrum of activities, including media advertising (TV, radio, print, outdoor, digital, and social), consumer and trade promotions, sponsorships, and visitors’ center programs at our distilleries. We aim to grow our sales and profits by consistently delivering creative, responsible marketing programs that drive brand recognition, brand trial, brand loyalty, and, ultimately, consumer demand around the world.

Markets
We sell our products in over 170 countries. The United States, our most important market, accounted for 44% of our net sales in fiscal 2025, and the other 56% were outside of the United States. The table below shows the percentage of total reported net sales for our top markets in our three most recent fiscal years:

Percentage of Total Reported Net Sales by Geographic Area
	Year ended April 30
	2023	2024	2025
United States	47%	45%	44%
Mexico	6%	7%	7%
Germany	6%	6%	6%
Australia	5%	5%	5%
United Kingdom	5%	4%	4%
Other	31%	32%	33%
TOTAL	100%	100%	100%
Note: Totals may differ due to rounding
For details about net sales in our top markets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2025 Market Highlights.” For details about our reportable segment and for additional geographic information about net sales and long-lived assets, see Note 20 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.” For details on risks related to our global operations, see “Item 1A. Risk Factors.”
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
In the United States, which generally prohibits spirits and wine manufacturers from selling their products directly to consumers, we sell our products either to distributors or to state governments (in states that directly control alcohol sales) that then sell to retail customers and consumers.
Outside the United States, we use a variety of RTC models, which can be grouped into three categories: owned distribution, partner, and government-controlled markets. We own and operate distribution companies for Australia, Belgium and Luxembourg, Brazil, Czechia, France, Germany, Japan, Mexico, Poland, Slovakia, South Korea, Spain, Taiwan, Thailand, Türkiye, and the United Kingdom. Effective May 1, 2025, we launched our own distribution company in Italy. In these owned-distribution markets, and in a large portion of the Travel Retail channel, we sell our products directly to retailers or wholesalers. In many other markets, we rely on third parties to distribute our brands, generally under fixed-term distribution contracts. In Canada, we sell our products to provincial governments.
We believe that our customer relationships are good and that our exposure to concentrations of credit risk is limited due to the diverse geographic areas covered by our operations and our thorough evaluation of each customer. In fiscal 2025, our two largest customers accounted for approximately 13% and 11% of consolidated net sales, respectively. No other customer accounted for 10% or more of our consolidated net sales in fiscal 2025.
Seasonality
Holiday buying makes the fourth calendar quarter (generally our third fiscal quarter) the peak season for our business. Approximately 27%, 28%, and 29% of our reported net sales for fiscal 2023, fiscal 2024, and fiscal 2025, respectively, were in the fourth calendar quarter.

Competition
Trade information indicates that we are one of the largest global suppliers of premium spirits. According to IWSR, for calendar year 2024, the ten largest global spirits companies controlled over 20% of the total spirits volume sold around the world. While we believe that the overall market environment offers considerable growth opportunities for us, our industry is, and will remain, highly competitive. We compete against many global, regional, and local brands in a variety of categories of beverage alcohol, but our brands compete primarily in the industry’s premium-and-above price points. Our competitors include major global spirits companies, such as Bacardi Limited, Becle S.A.B. de C.V., Davide Campari-Milano N.V., Diageo PLC, LVMH Moët Hennessy Louis Vuitton SE, Pernod Ricard SA, Rémy Cointreau, and Suntory Global Spirits. In addition, particularly in the United States, we compete with national companies and craft spirit brands, many of which entered the market in the last few years.
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
Ingredients and Other Supplies

The principal raw materials used in manufacturing and packaging our distilled spirits, liqueurs, and RTD products are shown in the table below.

Principal Raw Materials
Distilled Spirits	Liqueurs	RTD Products	Packaging
Agave	Flavorings	Carbon dioxide	Aluminum cans
Barley	Neutral spirits	Flavorings	Cartons
Corn	Sugar	Malt	Closures
Malted barley	Water	Neutral spirits	Glass bottles
Molasses	Whiskey	Sugar	Labels
Rye	Wine	Tequila	PET[1] bottles
Sugar		Water
Water		Whiskey
Wood

[1]Polyethylene terephthalate (PET) is a polymer used in non-glass containers.
None of these raw materials are currently in short supply, but shortages could occur in the future. From time to time, our agricultural ingredients (agave, barley, corn, malted barley, molasses, rye, sugar, and wood) could be adversely affected by weather and other forces out of our control that might constrain supply or reduce our inventory below desired levels for optimum production.
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

For details on risks related to the protection of our intellectual property, see “Item 1A. Risk Factors.” For details on our most important brands, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2025 Brand Highlights.”
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
Our operations are also subject to various environmental protection statutes and regulations, and our policy is to comply with them. Complying with these statutes and regulations has not materially impacted our capital expenditures, earnings, or competitive position, and is not expected to have a material impact during fiscal 2026.

Integrated Strategy and Performance
For more than 150 years, Brown-Forman and the Brown family have been committed to driving sustainable growth and preserving Brown-Forman as a thriving, family-controlled, independent company. The image on the left illustrates our highest ambition, “Nothing Better in the Market,” surrounded by the values that have guided us for decades: integrity, respect, trust, teamwork, and excellence. In addition to these guiding principles, our success depends on several strategic priorities, as illustrated in the image on the right: the quality of our brands within our portfolio, our geographic reach, the talent and diversity of our people, and the return on our investments. Moreover, taking an integrated approach means that many aspects of our company contribute to this value creation and are fundamental to our strategy, including our spirit of commitment to environmental sustainability, alcohol and marketing responsibility, culture and inclusion, and to building communities in which we live and work.
Over the past five fiscal years, we faced a challenging, volatile environment, including supply chain disruptions and a global pandemic. Our employees’ unique mix of agility, resilience, energy, and collaboration enabled us to succeed despite these challenges. Our values drive our decisions, and our core purpose and our highest ambition continue to guide us as we move forward to a reimagined future with renewed enthusiasm for the opportunities that lie ahead. We believe we are well positioned to navigate the ever-changing landscape. We will make bold moves with a commitment to improve continuously as we work together to deliver sustained long-term growth.
This Integrated Annual Report on Form 10-K for the fiscal year ended April 30, 2025, presents not only our financial performance but also our environmental, social, and governance strategies, commitments, and results. It provides a more holistic view of Brown-Forman, our culture, our strategic approach to our business, and how we achieve results.
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
We strive to grow our brands and enhance consumers’ experience with them. Even as we do so, we remain committed to marketing our brands responsibly and promoting responsible drinking. Regulation of our industry is not new, and external interest from the World Health Organization and other health bodies has grown over time. We uphold high standards of self-regulation by adhering to industry guidelines on responsible marketing and advertising. We promote alcohol responsibility both independently and with industry organizations, such as the International Alliance for Responsible Drinking, the Foundation for Advancing Alcohol Responsibility (responsibility.org) in the United States, the Portman Group in the United Kingdom, DrinkWise in Australia, and FISAC in Mexico.

The Jack Daniel’s family of brands, led by Jack Daniel’s Tennessee Whiskey (JDTW), is our most valuable asset – the engine of our overall financial performance and the foundation of our leadership position in the American whiskey category.1 We strive to strengthen the brand’s leadership position continually, and will work steadfastly to keep JDTW relevant to consumers worldwide. We will also pursue opportunities to grow the Jack Daniel’s family of brands across markets, premium-and-above price points, channels, and consumer groups. Product innovation continues to contribute meaningfully to our performance. Different Jack Daniel’s expressions have brought new consumers to the franchise, including Jack Daniel’s Tennessee Honey (2011), Jack Daniel’s Tennessee Fire (2015), Jack Daniel’s Tennessee Apple (2019), Jack Daniel’s 10 Year Old (2021), Jack Daniel’s Bonded Tennessee Whiskey and Triple Mash Blended Straight Whiskey (2022), Jack Daniel’s Bonded Rye - Tennessee Rye Whiskey, Jack Daniel’s American Single Malt, and Jack Daniel’s 12 Year Old (2023), Jack Daniel’s Single Barrel - Barrel Proof Rye (2024), and our most recent launch, Jack Daniel’s 14 Year Old (2025), which individually and collectively add great value to the company and to our consumers the world over.
In addition to the leadership of our Jack Daniel’s family of brands, we expect strong worldwide growth from our other whiskey brands, particularly Woodford Reserve and Old Forester. Woodford Reserve is the leading super-premium American whiskey globally,1 growing volumes at a strong double-digit compound annual growth rate since the brand was introduced over 25 years ago. Woodford Reserve sold over 1.8 million nine-liter cases for the fiscal year ended April 30, 2025. We believe the brand is poised for continued growth as the bourbon category continues to grow around the world. Old Forester has continued its return to prominence in the United States and in select international markets. Innovation has played an important role in the premiumization of both of these brands, including the success of high-end expressions such as Woodford Reserve Double Oaked, Woodford Reserve Double Double Oaked, and the Old Forester Whiskey Row Series.
Outside of our American whiskey brands, we believe our portfolio remains well positioned in other high-growth categories, with meaningful premium brands and a focus on accelerating our super-premium portfolio. Our tequila portfolio is led by two brands steeped in Mexican heritage, Herradura and el Jimador. We remain committed to the growth of our tequila business in the United States and the long-term growth prospects of this business globally. We believe that our Scotch whiskies The Glendronach, Benriach, and Glenglassaugh, and our Irish whiskey, Slane, are well positioned in their respective categories. We expect them all to contribute meaningfully over the longer term. In addition, the acquisitions of Gin Mare (2022) and Diplomático (2023) provide us with leadership positions in the super-premium-and-above gin and rum categories, respectively, and we look to grow these brands globally.
Our RTD portfolio continues to evolve globally. In June 2022, we jointly announced a global relationship with The Coca-Cola Company to introduce the iconic Jack & Coke cocktail as a branded, ready-to-drink, pre-mixed cocktail. Since the announcement, we have launched the product in over 25 markets, including top RTD markets such as the United States, Japan, the United Kingdom, Mexico, and Germany. Starting in 2021, Jack Daniel’s Country Cocktails in the United States are produced, sold, and distributed under our relationship with the Pabst Brewing Company.
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
Outside the United States, our improved routes to consumers continue to increase our competitiveness. Owned distribution enables us to have a more direct connection with customers and consumers, and is an important part of our strategic growth. In May 2025, we established our owned-distribution organization in Italy.

1IWSR 2024 Data

People, Culture, Ethics, and Compliance
As we work to increase our brands’ relevance and appeal to diverse consumer groups around the world, we believe a diversity of experiences, perspectives, and mindsets within our own workforce is essential. Our strategy is to embed inclusion into everything we do. We prioritize initiatives that help us build a workforce that reflects our global consumers, create a culture of inclusion, retain and expand our consumer base, and be a good neighbor in our communities. We believe this will make us a better employer, help us build iconic brands, and make us a more sustainable business.
One of the main drivers of our inclusive culture is the continued growth and leadership of our ten Employee Resources Groups (ERGs), which are open to all employees. We believe ERGs are instrumental in enriching our company’s culture and our employees’ experience by supporting development and engagement of our diverse workforce; driving cultural awareness and competency across the organization; enabling authentic engagement with our consumers; and creating spaces for our employees and their allies to connect with, support, and advocate for one another.
Our core values of integrity, respect, trust, teamwork, and excellence form the foundation of our ethics and compliance program. “Values Drive Decisions” is the key theme of this program, and we use it to teach our employees to rely on our values when faced with a difficult decision and to “speak up” if they believe they, a colleague, or a business partner may have violated the law, our Code of Conduct, or company policy. In countries where we operate, we offer a third-party service to employees and others who choose to “speak up” anonymously. As we train our managers, we reinforce our commitment to non-retaliation and maintaining a “speak up” culture.
We convey our compliance expectations to employees via our Code of Conduct, and our employees certify annually that they will comply with it and report potential violations. The Code of Conduct details our expectations with respect to different risks scenarios; provides links to Q&As, policies, and training; and gives contact details for subject-matter experts. We refresh our Code of Conduct and certification annually and make it available in 13 languages.
Investment and Sustainability
For over a century and a half, we have learned that long-term success requires investment and a mindset of sustainability. We understand the need to invest in our brands, global supply chain facilities, homeplace and visitor centers, and aging inventory. We also understand the importance of investing in our people, communities, and the environment. We recognize that climate change is a business issue with risks and opportunities. As such, we are committed to actions that will ensure the long-term health of the planet and our business. In fiscal 2025, we revised our 2030 Sustainability Strategy to account for our current organization and to align our efforts with industry best practices and the most current climate science. Our goals broaden our focus beyond business operations to include our supply chain, where the majority of our environmental footprint resides. With this evolving strategy, we have a roadmap for continued progress over the next quarter-century.

Our continued investments in renewable energy and resource stewardship underscore our long-term focus:
•Renewable Electricity: In fiscal 2024, we installed a rooftop solar system at our Newbridge bottling plant in Edinburgh, Scotland, in partnership with YLEM Energy.
•Byproducts to Energy: In fiscal 2025, construction continued on the anaerobic digester project at the Jack Daniel Distillery that will convert a portion of the distillery byproducts to renewable energy and fertilizer. The project is expected to become operational in fiscal 2026.
•Water Stewardship: In fiscal 2025, we continued our work with Waterplan to improve the measurement of water- related risk at our production facilities and to identify opportunities for water efficiency improvements and water reuse at our Casa Herradura facility. We will expand this collaboration in fiscal 2026 to begin measuring water risk in our supply chain and further enhance our water stewardship program.
•Sustainable Agriculture: In fiscal 2024, our Woodford Reserve Distillery announced a five-year commitment to purchase the rye grown by Kentucky farmers as part of the Rye in Kentucky research being led by the University of Kentucky. In fiscal 2024, we met our target to engage with 100% of our direct farmers on regenerative agriculture practices and continued engaging with direct farmers in fiscal 2025.
•Sustainable Forestry: In fiscal 2024, the Jack Daniel Seed Orchard and our continued relationship with the University of Tennessee celebrated its 25th anniversary. In addition, the Tennessee Forestry Association, supported by Jack Daniel’s, announced that it received a grant from the National Fish and Wildlife Federation to engage with family forest landowners on sustainable management practices to improve Tennessee’s shortleaf pine and white oak forests.
Community
We strive to be a responsible and caring corporate citizen and invest in the communities where employees live and work. We encourage employees to participate in philanthropic outreach efforts through company-led volunteer projects and nonprofit board service. This employee engagement, as well as our philanthropic contributions, further promote Brown-Forman’s caring culture and commitment to community.
We continue to expand our community engagement in Brown-Forman global office locations, allowing those employees closest to the needs of their communities to decide how to invest their volunteer time and charitable-giving resources. We leverage our key community relations partners to stay informed of collaborative opportunities where we work and live and to shape our charitable-giving strategy to meet the essential needs of the communities that sustain us. We created the Brown-Forman Foundation (the Foundation) in fiscal 2018 to help fund our ongoing philanthropic endeavors, with an emphasis on the communities surrounding Brown-Forman’s headquarters in Louisville, KY. The Foundation’s resources provide a consistent source of support for charitable giving independent of our annual earnings. We work to partner with organizations that support our key focus areas: amplify arts and culture, invest in lifelong learning, and cultivate community. As part of our commitment to be better and do better as neighbors, the Foundation made a 10-year, $50 million commitment to five organizations in west Louisville in fiscal 2022, which is the largest investment in its history. Our partner organizations include AMPED, the

Louisville Central Community Center, the Louisville Urban League, Simmons College of Kentucky, and the West End School. Together, these organizations will advance educational opportunities from early childhood through adult learning.
In summary, we believe that having a long-term-focused, committed, and engaged stockholder base, anchored by the Brown family, gives us a distinct strategic advantage, particularly in a business with multi-generational brands and products that must be aged. We are committed to continually improving our environmental, social, and governance performance and acting upon our deeply held values. Recognizing the strong cash-generating capacity and the capital efficiency of our business, we will continue to pursue top-tier stockholder return through stockholder-friendly capital allocation and socially and environmentally conscious investments to fuel long-term growth.
Human Capital Resources
Overview
We put our values at the forefront of all our decisions and actions in an effort to make our employees feel respected, safe, and supported so they can make, market, and sell our products with the finest craftsmanship, quality, and care. What enables our success are the approximately 5,000 people (excluding individuals that work on a part-time or temporary basis) we employ in over 45 countries around the world. This includes approximately 3,300 salaried employees and 1,700 hourly employees, with the largest percentage of our employees residing within the United States, Mexico, and the United Kingdom. We believe our employee engagement is high, tenure is above average, and our voluntary turnover rate is low.
Total Rewards
We pay our employees fairly and competitively. Each fiscal year, we review the compensation for all salaried roles both internally and externally, ensuring every employee is paid fairly compared to the work they do and competitively against the external market. All roles are priced based on external compensation survey data for the market where the employee resides. We refresh our external data annually and monitor pay equity at least annually or when positions become open in a given market.
Talent Development
We continually seek opportunities to develop our employees to ensure we have the capabilities to grow our business. We do this through a combination of succession planning, planned learning, short-term assignments, international opportunities, and thoughtful talent management. Given our low voluntary turnover, we are intentional about moving employees through new roles, ensuring that they have the opportunity to learn new skills. We track all internal movement and believe that we are providing an appropriate level of growth and development for our employees.
Culture & Inclusion
We believe an inclusive organization can attract stronger talent, generate more innovative thinking, and build brands that resonate with a broad spectrum of consumers, ultimately leading to enhanced business performance.
In fiscal 2025, we evolved our inclusion strategy while reinforcing our commitment to creating an inclusive culture and ensuring our workforce mirrors our global, dynamic consumer base. To achieve these commitments, we focus our inclusion efforts on four strategic pillars: our colleagues, our culture, our consumers, and our community.
Workforce Stability
We continue to experience low voluntary turnover among our salaried population. We analyze our quantitative and qualitative attrition data regularly, and our voluntary turnover among salaried employees remains consistent with our historical levels. We will continue to monitor our data carefully to ensure that we identify trends related to attraction, retention, and engagement of our workforce globally.

Executive Officers
Information about Our Executive Officers
The following persons served as executive officers as of June 13, 2025:

Name	Age	Principal Occupation and Business Experience
Lawson E. Whiting	56
President and Chief Executive Officer since January 2019. Executive Vice President and Chief Operating Officer from October 2017 to December 2018. Executive Vice President and Chief Brands and Strategy Officer from February 2015 to September 2017. Senior Vice President and Chief Brands Officer from January 2013 to January 2015.

Michael E. Carr, Jr.	45
Executive Vice President, General Counsel and Secretary since May 2024. Vice President, Associate General Counsel - Regional and Corporate Development from October 2022 to April 2024. Vice President, Associate General Counsel - Europe from May 2018 to October 2022. Vice President, Managing Attorney and Assistant Corporate Secretary from September 2013 to May 2018.

Leanne D. Cunningham	55	Executive Vice President and Chief Financial Officer since March 2023. Senior Vice President and Chief Financial Officer from July 2021 to March 2023. Senior Vice President, Shareholder Relations Officer, Global Commercial Finance, and Financial Planning and Analysis from August 2020 to July 2021. Senior Vice President, Shareholder Relations Officer from August 2019 to July 2020. Senior Vice President, and General Manager - Brown-Forman Brands from May 2015 to July 2019. Vice President, Director of Finance Global Production from October 2013 to April 2015.
Marshall B. Farrer	54
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

Christina M. Graven	54
Executive Vice President, Chief Strategy Office since January 2025. Senior Vice President Director, PSA/Total Rewards/Workplaces from October 2024 to January 2025. Senior Vice President Director People Strategy Analytics and Rewards from May 2023 to October 2024. Vice President Director People Strategy Analytics and Rewards from February 2022 to May 2023. Vice President Director Global Talent Management from May 2019 to February 2022. Vice President Director Global Talent Acquisition and People Development from August 2018 to May 2019. Vice President, Director, People Strategy, Acquisition, and Analytics from July 2016 to August 2018. Vice President, Director People Planning & Analytics from May 2015 to July 2016. Vice President Director Corporate Analytics from May 2012 to May 2015.

Michael A. Masick	46
Executive Vice President, Americas since January 2025. Executive Vice President, Emerging International from July 2024 to January 2025. Vice President Managing Director, LAR/Africa/Ukraine/CIS/Russia from August 2022 to July 2024. Vice President General Manager, Latin America from August 2020 to August 2022. Vice President Finance Director, Developed Europe and International Strategy from August 2018 to August 2020. Vice President, Director Corporate Strategy and Business Development from February 2015 to August 2018. Vice President, Director Global Business Strategy and Analysis for Jack Daniel’s from January 2013 to February 2015.

Timothy M. Nall	54
Executive Vice President, Chief Global Supply Chain and Technology Officer since March 2023. Senior Vice President, Chief Global Supply Chain and Technology Officer from March 2022 to March 2023. Senior Vice President, Chief Information and Advanced Analytics Officer from January 2015 to February 2022. Vice President Director Technical Services from May 2013 to December 2014.

Diane F. Nguyen	54
Executive Vice President Chief People Places and Communications Officer since August 2024. Vice President Human Resources Director - Global Commercial/Corporate Teams from February 2022 to August 2024. Vice President Human Resources Director, Global Commercial Organization from August 2020 to February 2022. Vice President Human Resources Director, Regions from August 2018 to August 2020. Vice President HR Director, North America Region from August 2017 to August 2018. Vice President HR Director, Global Production from January 2013 to August 2017.

Yiannis Pafilis	54
Executive Vice President, Europe/Africa/APAC since January 2025. Executive Vice President and President, Europe from March 2024 to January 2025. Senior Vice President, Managing Director of Germany, Czechia, Poland and Europe Commercial Strategy from September 2023 to February 2024. Vice President, Managing Director of Germany, Czechia, Poland and Europe Strategy from October 2022 to August 2023. Vice President, Managing Director of Germany, Czechia and Europe Commercial Strategy from August 2020 to September 2022. Vice President, General Manager of Germany and Czechia from September 2017 to July 2020. General Manager of Russia from July 2014 to August 2017.

Name	Age	Principal Occupation and Business Experience
Crystal L. Peterson	54
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

Jeremy J. Shepherd	50
Executive Vice President, Chief Marketing Officer since January 2025. Executive Vice President, President USA & Canada from March 2023 to January 2025. Senior Vice President, President USA & Canada from July 2022 to March 2023. Vice President, General Manager for the United Kingdom & Ireland from January 2018 to July 2022. Vice President Director Midwest Division from May 2015 to December 2017. Portfolio Integration Director from September 2014 to May 2015.

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
Risks Related to Our Business and Operations
Our business performance depends substantially on the continued health of the Jack Daniel family of brands.
The Jack Daniel’s family of brands is the primary driver of our revenue and Jack Daniel’s is an iconic global trademark with a loyal consumer fan base. We invest much effort and many resources to protect and preserve the brand’s reputation for authenticity, craftsmanship, and quality. A brand’s reputational value is based in large part on consumer perceptions, and even an isolated incident that causes harm – particularly one resulting in widespread negative publicity – could adversely influence these perceptions and erode consumer trust and confidence in the brand. Significant damage to the brand equity of the Jack Daniel’s family of brands would adversely affect our business. Given the importance of Jack Daniel’s to our overall success, a significant or sustained decline in sales of our Jack Daniel’s products, as a result of negative publicity or otherwise, would have a negative effect on our financial results. Additionally, if we are not successful in our efforts to maintain or increase the relevance of the Jack Daniel’s brand to current and future consumers, our business and operating results could suffer.
Changes to our route-to-consumer models and consolidation among beverage alcohol producers, distributors, wholesalers, suppliers, and retailers could hinder the marketing, sale, or distribution of our products.
We use various business models to market and distribute our products in different countries around the world. In the United States, we sell our products either to distributors for resale to retail outlets or e-commerce retailers or, in those states that control alcohol sales, to state governments who then sell them to retail customers and consumers. In our non-U.S. markets, we use a variety of route-to-consumer models, and, in many markets, we rely on third parties to distribute, market, and sell our products. As of May 1, 2025, we owned and operated 17 distribution companies in 18 countries. Transitioning from a third-party distribution model to an owned-distribution model involves a significant undertaking, and subjects us to additional operational and execution risks associated with that geographic region. If we are unsuccessful in our route-to-consumer strategies, including any transition to owned distribution, the sale and marketing of our products could be disrupted.
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
Consolidation, whether domestically or internationally, among spirits producers, distributors, wholesalers, suppliers, or retailers and the increased growth of the e-commerce environment across the consumer product goods market has created and could continue to create a more challenging competitive landscape for our products. Consolidation at any level could hinder the distribution and sale of our products as a result of reduced attention and resources allocated to our brands because our brands might represent a smaller portion of the new business portfolio. Furthermore, consolidation of distributors may lead to the erosion of margins. Changes in distributors’ strategies, including a reduction in the number of brands they carry, the allocation of shelf space for our competitors’ brands, or private label products, may adversely affect our growth, business, financial results, and market share. Our competitors may respond to industry and economic conditions and shifts in consumer behaviors more rapidly or effectively than we do. To remain competitive, we must be agile and efficient in adopting digital technologies and building analytical capabilities, which our competitors may be able to achieve with more agility and resources.

We are subject to risks from changes to the trade policies, tariffs, and import and export regulations of the U.S. and foreign governments.
Changes in the import and export policies, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and countersanctions, safeguards, or customs restrictions by the United States and foreign governments, could require us to change the way we conduct business and negatively affect our business performance, financial condition, results of operations, and our relationships with customers, suppliers, and employees. Likewise, changes in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where we currently sell our products or conduct our business could adversely affect our business.
The United States has announced and/or implemented significant new tariffs on imports from a wide range of countries, which has prompted retaliatory tariffs by a number of countries and a cycle of retaliatory tariffs by both the United States and other countries. In early April 2025, actions were taken by the United States and certain other countries to delay the effective date of certain of these tariffs, but as of the date of this report, a number of new tariffs remain in effect. These actions have, and are expected to continue to, result in retaliatory measures on U.S. goods. For example, in March 2025, several Canadian provinces removed all American beverage alcohol from store shelves, including Jack Daniel’s, in response to the United States announcing a 25% tariff on goods imported from Canada. If maintained, the newly announced tariffs and the potential escalation of trade disputes could pose a significant risk to our business, including an increase to the cost of our products and, to the extent we absorb the costs of tariffs and do not pass them through to our customers, higher cost of goods sold and lower gross profit and margins. The extent and duration of the tariffs and the resulting impact on general economic conditions on our business are uncertain and depend on various factors, including negotiations between the United States and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions we take to adapt to new tariffs or trade restrictions may cause us to modify our operations or forgo business opportunities. Likewise, tariffs and import and export regulations could also limit the availability of our products, prompt consumers to seek alternative products, and provide an opportunity for competitors not subject to such tariffs to establish a presence in markets where we conduct our business.
Changes in consumer preferences and purchases, any decline in the social acceptability of our products, or governmental adoption of policies disadvantageous to beverage alcohol could negatively affect our business results.
We are a branded consumer products company in a highly competitive market, and our success depends substantially on our continued ability to offer consumers appealing, high-quality products. Consumer preferences and purchases may shift, often in unpredictable ways, as a result of a variety of factors, including health and wellness trends; changes in economic conditions, demographic, and social trends; public health policies and initiatives; changes in government regulation of beverage alcohol products; concerns or regulations related to product safety; legalization of cannabis and its use on a more widespread basis in the markets where we operate; and changes in trends related to travel, leisure, dining, gifting, entertaining, and beverage consumption. As a result, consumers may begin to shift their consumption and purchases away from our premium and super-premium products, or away from alcoholic beverages entirely. This shift further includes consumption at home as a result of various factors, including shifts in social trends and shifts in the channels for the purchases of our products. These shifts in consumption and purchasing channels could adversely impact our profitability. Consumers may also begin to prefer the products of competitors or may generally reduce their demand for brands produced by larger companies. Over the past several decades, the number of small, local distilleries in the United States has grown significantly. This growth is being driven by a trend of consumers showing increasing interest in locally produced, regionally sourced products. As more brands enter the market, increased competition could negatively affect demand for our premium and super-premium American whiskey brands, including Jack Daniel’s. In addition, we could experience unfavorable business results if we fail to attract consumers from diverse backgrounds and ethnicities in all our markets.
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
Unsuccessful implementation or short-lived popularity of our product innovations could result in inventory write-offs and other costs, could reduce profits from one year to the next, and could also damage consumers’ perception of our brands. Our inability to attract consumers to our product innovations relative to our competitors’ products – especially over time – could negatively affect our growth, business, and financial results.
Production facility disruption could adversely affect our business.
Some of our largest brands, including Jack Daniel’s and our tequilas, are distilled at single locations. A catastrophic event causing physical damage, disruption, or failure at any one of our major distillation or bottling facilities could adversely affect our business. Further, because whiskeys, rums, and some tequilas are aged for various periods, we maintain a substantial inventory of aged and maturing products in warehouses at a number of different sites. The loss of a substantial amount of aged inventory – through fire, other natural or man-made disaster, contamination, or otherwise – could significantly reduce the supply of the affected product or products. These and other supply (or supply chain) disruptions could prevent us from meeting consumer demand for the affected products in the short and medium term. In addition to catastrophic events identified above, supply disruptions could include the temporary inability to make our products at normal levels or at all. We could also experience disruptions if our suppliers are unable to deliver supplies. Our business continuity plans may not prevent business disruption, and reconstruction of any damaged facilities could require a significant amount of time and resources.
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
Our products use materials and ingredients that we purchase from suppliers. Our ability to make and sell our products depends on the availability of the raw materials, product ingredients, finished products, oak barrels, glass and PET bottles, cans, bottle closures, packaging, and other materials used to produce and package them. Without sufficient quantities of one or more key materials, our business and financial results could suffer. For instance, only a few glass producers make bottles on a scale sufficient for our requirements, and a single producer supplies most of our glass requirements. Inability of our primary glass provider to produce sufficient quantities to meet our needs would increase our cost to produce and constrain supply of some of our products. Likewise, we recently closed our last remaining barrel-making operation. As a result, we now source our oak barrels in which we age our North American whiskeys from an external supplier. If supply chain challenges occur in the future, with respect to glass, oak barrels, or other key materials or ingredients that we purchase from suppliers, it would be difficult and more expensive to produce and deliver our products. Likewise, our operations and financial results could suffer if any of our key suppliers were no longer able to meet our timing, quality, or capacity requirements, ceased doing business with us, or significantly raised prices, and we could not promptly develop alternative cost-effective sources of supply or production.
Higher costs or insufficient availability of suitable grain, agave, water, molasses, oak barrels, glass, closures, and other input materials, or higher associated labor costs or insufficient availability of labor, could adversely affect our financial results.

Similarly, when energy costs rise, our transportation, freight, and other operating costs, such as distilling and bottling expenses, also could increase. Our freight cost and the timely delivery of our products could be adversely affected by a number of factors, including driver or equipment shortages, higher fuel costs, weather conditions, traffic congestion, ocean freight lane disruptions, shipment container availability, rail shutdowns, customs importation delays, and increased government regulation. For example, during the COVID-19 pandemic and subsequent economic recovery, we experienced supply chain disruptions in connection with the availability of timely modes of transportation to ship our products globally, which resulted in higher costs and delays in supplying some of our products.
International or domestic geopolitical or other events, including the imposition of tariffs or quotas by governmental authorities on any raw materials that we use in the production of our products, could adversely affect the supply and cost of these raw materials to us. Additionally, changes in global grain and commodity pricing and availability may impact the markets where we operate. If we cannot offset higher raw material costs with higher selling prices, increased sales volume, or reductions in other costs, our profitability could be adversely affected.
Weather, acute or chronic climate change impacts, floods, fires, diseases, and other agricultural uncertainties that affect the health, yield, quality, or price of the various raw materials used in our products also present risks for our business, including in some cases potential impairment in the recorded value of our inventory. Increasing average temperatures could also affect the maturation and yield of our aged inventory over time. Changes in weather patterns or intensity can disrupt our supply chain as well, which may affect production operations, insurance costs and coverage, and the timely delivery of our products.
Water is an essential component of our products, so the quality and quantity of available water is critical to our ability to operate our business. If extended droughts become more common or severe, or if our water supply is interrupted for other reasons such as government intervention, high-quality water could become scarce in some key production regions for our products, which in turn could adversely affect our business and financial results.
Unfavorable economic conditions could negatively affect our operations and results.
Unfavorable global or regional economic conditions may be triggered by numerous developments beyond our control, including geopolitical events, health crises, and other events that trigger economic volatility on a global or regional basis. Those types of unfavorable economic conditions could adversely affect our business and financial results. In particular, a significant deterioration in economic conditions, including economic slowdowns or recessions, increased unemployment levels, inflationary pressures, or disruptions to credit and capital markets could lead to decreased consumer confidence and consumer spending, thus reducing consumer demand for our products and sales of used barrels. Unfavorable economic conditions could also cause governments to increase taxes on beverage alcohol to attempt to raise revenue, reducing consumers’willingness to make discretionary purchases of beverage alcohol products or pay for premium brands such as ours.
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
From time to time, we acquire or invest in additional brands or businesses. We expect to continue to seek acquisition and investment opportunities that we believe will increase long-term stockholder value, but we may not be able to find investment opportunities, or purchase brands or businesses, at acceptable prices and terms. Acquisitions and investments involve risks and uncertainties, including paying more than a brand or business is ultimately determined to be worth; potential difficulties integrating acquired brands and personnel; the possible loss of key customers or employees most knowledgeable about the acquired business; implementing and maintaining consistent U.S. public company standards, controls, procedures, policies, and information systems; exposure to unknown liabilities; business disruption; and management distraction or departure. We have in the past, and could in the future, incur restructuring charges or record impairment losses on the value of intangible assets resulting from previous acquisitions.
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
Unfavorable publicity, whether accurate or not, related to our industry or to us or our products, brands, marketing, executive leadership, employees, Board of Directors, family stockholders, operations, current or anticipated business performance, or environmental, social, or governance efforts could negatively affect our corporate reputation, stock price, ability to attract and retain high-quality talent, or the performance of our brands and business. Adverse publicity or negative commentary on social media, whether accurate or not, particularly any that go “viral,” could cause consumers or other stakeholders to react by disparaging or avoiding our brands or company, which could materially negatively affect our financial results. Additionally, investor advocacy groups, institutional investors, other market participants, stockholders, employees, consumers, customers, influencers, and policymakers have focused increasingly on the environmental, social, and governance or “sustainability” positions and practices of companies, with particular emphasis on diversity, equity, and inclusion efforts. If our positions or practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our corporate reputation, stock price, ability to attract and retain high-quality talent, and the performance of our brands and business may be negatively affected. Stakeholders and others who disagree with our company’s actions, positions, or statements may speak negatively or advocate against the company, with the potential to harm our reputation or business through negative publicity, adverse government treatment, or other means.
Our business faces various risks related to health epidemics and pandemics that could materially and adversely affect our business, our operations, our cash flows, and our financial results.
Our business, operations, cash flows, and financial results have previously been, and in the future could be, impacted by health epidemics, pandemics, and similar outbreaks, such as the COVID-19 pandemic. Any future epidemic, pandemic, or other outbreak could cause negative impacts such as (a) a global or U.S. recession or other economic crisis; (b) credit and capital markets volatility (and access to these markets, including by our suppliers and customers); (c) volatility in demand for our products; (d) changes in accessibility to our products due to illness, quarantines, “stay at home” orders, travel restrictions, retail, restaurant, bar, and hotel closures, social distancing requirements, and other government action; (e) changes in consumer behavior and preferences; and (f) disruptions in raw material supply, in our manufacturing operations, or in our distribution and supply chain. In addition, we may incur increased costs and otherwise be negatively affected if a significant portion of our workforce (or the workforces within our distribution or supply chain) cannot work or work effectively, including because of illness, quarantines, “stay at home” orders, social distancing requirements, other government action, facility closures, or other restrictions. Accordingly, a future widespread health epidemic or pandemic could materially and adversely affect our business, operations, cash flows, and financial results.
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
Our success depends on the efforts and abilities of our senior management team, other key employees, and our high-quality employee base, as well as our ability to attract, motivate, reward, develop, and retain them. Difficulties in hiring or retaining key executive or other employee talent, or the unexpected loss of experienced employees resulting in the depletion of our institutional knowledge base, could have an adverse impact on our business performance, reputation, financial condition, or results of operations. Given changing demographics, immigration laws and policies, and demand for talent globally, we may not be able to find the people with the right skills, at the right time, and in the right location, to achieve our business objectives.

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
Our business is subject to extensive regulatory requirements regarding production, exportation, importation, marketing and promotion, labeling, distribution, pricing, and trade practices, among others. Changes in laws, regulatory measures, or governmental policies, or the manner in which current ones are interpreted or enforced, could subject us to governmental investigations, cause us to incur material additional costs or liabilities, and jeopardize the growth of our business in the affected market. Specifically, governments could prohibit or impose or increase limitations on advertising and promotional activities, or times or locations where beverage alcohol may be sold or consumed, or adopt other measures that could limit our opportunities to reach consumers or sell our products. Some countries historically have banned all television, newspaper, magazine, and digital commerce/advertising for beverage alcohol products. Additional regulation of this nature could substantially reduce consumer awareness of our products in the affected markets and make introducing new products more challenging.
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
Our business is sensitive to changes in both direct and indirect taxes. New tax rules, accounting standards or pronouncements, and changes in the interpretation of existing rules, standards, or pronouncements could have a material adverse effect on our business and financial results. As a multinational company based in the United States, we are more exposed to the impact of changes in U.S. tax legislation and regulations than most of our major competitors, especially changes that affect the corporate income tax rate. As of January 2025, the change in U.S. presidential administration and control of U.S. Congress may result in changes to U.S. tax legislation. In addition, aspects of U.S. tax laws may lead foreign jurisdictions to enact tax legislation that is unfavorable to us. While we are unable to predict whether any of these changes will ultimately be enacted, if these or similar proposals are enacted into law, they could negatively impact our effective tax rate and earnings.
At the global level, potential changes in tax rules or the interpretation of tax rules arising out of the Base Erosion and Profit Shifting project initiated by the Organization for Economic Co-operation and Development (OECD) include increased residual profit allocations to market jurisdictions and the implementation of a global minimum tax rate. In December 2021, the OECD issued Pillar Two model rules, which would establish a global per-country minimum tax of 15%, and the European Union has approved a directive requiring member states to incorporate similar provisions into their respective domestic laws. The directive requires the rules to initially become effective for fiscal years starting on or after December 31, 2023. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, numerous countries have enacted legislation, or have indicated their intent to adopt legislation, to implement certain aspects of Pillar Two effective January 1, 2024, with general implementation of the remaining global minimum tax rules by January 1, 2025. The OECD and implementing countries are expected to continue to revise their legislation and release additional guidance. We continue to evaluate the potential impact of the developments on our consolidated financial statements and related disclosures. We currently do not expect the impact to be material based on available guidance; however, the adoption of these or other proposals could have a material adverse impact on our net income and cash flows in the future. Furthermore, changes in the earnings mix or applicable foreign tax laws could also negatively impact our net income.
Our business operations are also subject to numerous duties or taxes not based on income, sometimes referred to as “indirect taxes.” These indirect taxes include excise taxes, sales or value-added taxes, property taxes, payroll taxes, import and export duties and tariffs. Increases in or the imposition of new indirect taxes on our operations or products would increase the cost of our products or materials used to produce our products or, to the extent levied directly on consumers, make our products less affordable, which could negatively affect our financial results by reducing purchases of our products and encouraging consumers to switch to lower-priced or lower-taxed product categories. As governmental entities look for increased sources of revenue, they may increase taxes on beverage alcohol products. In fiscal 2025, we have observed excise tax increases in several markets, including Canada, Czechia, France, Türkiye, and the United Kingdom. Additionally, in fiscal 2025, Australia continued to make an annual increase in excise taxes based on the consumer price index.
We are also subject to regular reviews and audits by both domestic and foreign tax authorities on the direct and indirect taxes we pay. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax provisions and accruals recorded in our Consolidated Financial Statements, which could adversely impact our results of operations and cash flows.
Our ability to market and sell our products depends heavily on societal attitudes toward drinking and governmental policies that both flow from and affect those attitudes.
Increased social and political attention has been directed at the beverage alcohol industry. For example, attention remains focused largely on public health concerns related to alcohol abuse, including drunk driving, underage drinking, and the negative health impacts of the abuse and misuse of beverage alcohol. While most people who drink alcoholic beverages do so in moderation, it is commonly known and well reported that excessive levels or inappropriate patterns of drinking can lead to increased risk of a range of health conditions and, for certain people, can result in alcohol dependence. Some academics, public health officials, and critics of the alcohol industry in the United States, Europe, and other parts of the world continue to seek governmental measures to make beverage alcohol more expensive, less available, or more difficult to advertise and promote. If future scientific research indicates more widespread serious health risks associated with alcohol consumption – particularly with moderate consumption – or if for any reason the social acceptability of beverage alcohol declines significantly, sales of our products could be adversely affected.
Significant additional labeling, warning requirements, or limitations on the availability of our products could inhibit sales of affected products.
Various jurisdictions have adopted or may seek to adopt significant additional product labeling or warning requirements or impose limitations on the availability of our products relating to the content or perceived adverse health consequences of some of our products. Several such labeling regulations or laws require warnings on any product with substances that the jurisdiction lists as potentially associated with cancer or birth defects. Our products already raise health and safety concerns for some regulators, and heightened requirements could be imposed. For example, in May 2023, Ireland introduced a Public Health (Alcohol) (Labelling) regulation, which sets unique health labeling requirements for alcohol being sold in the Irish market and relevant provisions will enter into force in 2026. The regulation mandates that all alcoholic beverages display warnings on product packaging informing consumers about the risk of consuming alcohol when pregnant and the risk of liver disease and fatal cancers from alcohol consumption. Such campaigns could result in additional governmental regulations concerning the production, marketing, labeling, or availability of our products, any of which could damage our reputation, make our premium brands unrecognizable, or reduce demand for our products, which could adversely affect our profitability. If additional or more severe requirements of this type are imposed on one or more of our major products under current or future health, environmental, or other laws or regulations, they could inhibit sales of such products. Further, we cannot predict whether our products will become subject to increased rules and regulations, which, if enacted, could increase our costs or adversely impact sales.
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
Risks Related to Cybersecurity and Data Privacy
We rely on information technology (IT) systems to manage our business operations. A cyber breach, a failure or corruption of one or more of our key IT systems, networks, processes, associated sites, or service providers, or a failure to comply with personal data privacy laws could have a material adverse impact on our business.
As a company with complex IT systems, we have been a target of cyberattacks and other hacking activities in the past, and we expect to continue to be a target in the future. While past cyberattacks and hacking activities have not materially impacted our business or disrupted our operations, increased IT security threats and more sophisticated cybercrimes and cyberattacks, including computer viruses and other malicious codes, ransomware, unauthorized access attempts, denial-of-service attacks, phishing, the use of deepfakes to spread misinformation or for scamming purposes, social engineering, hacking, and other types of attacks, pose a risk to the security and availability of our IT systems, networks, and services, including those that are managed, hosted, provided, or used by third parties, as well as the confidentiality, availability, and integrity of our data and the data of our customers, partners, consumers, employees, stockholders, suppliers, and others. As a result, we may experience material disruptions or suffer material adverse effects in the future from cyberattacks or other hacking activities. Furthermore, our increasingly mobile, hybrid, and global workforce, coupled with new technology like generative artificial intelligence, further increases our exposure to cyber risk.
In the ordinary course of our business, we receive, process, transmit, and store information relating to identifiable individuals (personal data), primarily employees and former employees, beneficiaries of employees or former employees, customers, and consumers globally. As a result, we are subject to various U.S. federal and state laws and regulations relating to personal data, as well as similar laws and regulations in other countries and regions in which we operate. Such laws and regulations include the California Consumer Protection Act, the California Privacy Rights Act, data protection and AI regulations in the European Union, and other similar regulations that may change or be added to frequently.
Unauthorized access or other cyber-related interruptions to our IT infrastructure, or those of our service providers, suppliers, customers, or other direct or indirect business partners, could result in failure of our IT systems, networks, or services to function properly. This could lead to the loss or unauthorized disclosure of our business strategy or other confidential information; disruptions to our business operations; misappropriation of personal data; and reputational, competitive, or business harm. Each of these events may adversely affect our business operations or financial results, or may cause financial and reputational damage, undermine consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines, or criminal prosecution.
Risks Related to Our Ownership and Corporate Governance Structure
The Brown family has the ability to control the outcome of matters submitted for stockholder approval.
We are a “controlled company” under New York Stock Exchange rules. Controlled companies are exempt from New York Stock Exchange listing standards that require a board composed of a majority of independent directors, a fully-independent nominating/corporate governance committee, and a fully-independent compensation committee. We may avail ourselves of the exemption from having a board composed of a majority of independent directors, and we utilize the exemption from having a fully-independent nominating/corporate governance committee. Notwithstanding the available exemption, our Compensation Committee is composed exclusively of independent directors. As a result of our use of some “controlled company” exemptions, our corporate governance practices differ from those of non-controlled companies, which are subject to all of the New York Stock Exchange corporate governance requirements.
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
Our Global Information Security team is responsible for the information security strategy, policy, security engineering, operations, and cyberthreat detection and response. Our Global Information Security team, which includes a security operations center, seeks to protect the company against reasonably foreseeable cyberthreats and risks. The cybersecurity team members have the qualifications and certifications required for their roles. In addition, they have relevant industry experience in selecting, deploying, and operating cybersecurity technologies, initiatives, and processes globally. In order to stay ahead of potential threats and enhance our overall security posture, we rely on threat intelligence as well as other information obtained from governmental, public, or private sources, including external consultants that we engage.
We have made significant investments in people, processes, and technology to protect the confidentiality, integrity, and availability of our IT systems. As part of that effort, we utilize the National Institute of Standards and Technology Cybersecurity Framework as a guide for our security controls. We are continuing to advance towards an architecture based on “Zero-Trust” principles, where we continuously validate the identity and security posture of every user, device, application, or network component trying to leverage our IT resources. We temper this architecture with a business-risk-based approach that ensures we protect our digital assets while aligning our security measures with our overall organizational goals and priorities. In addition, our employees undergo annual security awareness training to improve their understanding of cybersecurity threats, and their ability to identify and escalate potential threats.
In the event of an incident, we leverage a multi-layered set of plans that include Endpoint Detection and Response software, Security Information and Event Management tools for detection, a Cybersecurity Incident Response Plan, and a Disaster Recovery Response Plan for recovery. The recovery plans outline the steps to be followed from incident detection to mitigation, recovery, and notification, including notifying designated functional leadership teams, the Disclosure Committee, the General Counsel, other senior leadership, and the Board of Directors, as appropriate. These designated leaders assess various factors, including operational, financial, legal, regulatory, and reputational impacts on the Company to determine the materiality of the incident and the appropriate response.
We have established a tiered risk management strategy that helps us to evaluate our ability to protect assets (data and systems) by identifying, assessing, and prioritizing associated risk through, among other tools, the use of a non-affiliated third-party assessor, audits by our internal audit team, tabletop exercises, penetration and vulnerability tests, and simulations. We report the results of these assessments to the Audit Committee of the Board of Directors.
We rely on third-party service providers to deliver our products and services to our customers, including many of our technology initiatives. A cybersecurity incident at a supplier, subcontractor, or joint venture partner could materially adversely impact us. We evaluate third-party providers from a cybersecurity risk perspective, which may include an assessment of that service provider’s cybersecurity posture through a questionnaire, and include security and privacy addenda to our contracts where applicable. However, we rely on the third parties we use to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.
Our systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse, or theft of personal information (of third parties, employees and their beneficiaries, and customers) and other data. These incidents have not had a material impact on our services, systems, or business. However, despite our capabilities, processes, and other security measures we employ, we may not be aware of all vulnerabilities or might not accurately assess the risk of an incident. Additional information on cybersecurity risks we face can be found in Item 1A. Risk Factors, which should be read in conjunction with the foregoing information.

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
The Audit Committee oversees our cybersecurity posture to assess key strategic, operational, and compliance risks. Our CIO and CISO update the Audit Committee quarterly regarding cyber risks, the threat landscape, reports on our security roadmap, risk mitigation and governance, and any cybersecurity incidents.
The Company’s Information Technology, Enterprise Security, Internal Audit, as well as the Legal and Privacy teams work closely to identify issues and incidents in a timely manner and report them to senior leadership, the Board of Directors, and regulatory bodies, as appropriate. Assessing, identifying, and managing cybersecurity risks are integrated into our overall enterprise risk management (ERM) framework that provides risk quantification, scenario analysis to determine the potential impact on the enterprise, and processes to manage risk within the parameters of the organization’s risk appetite. Additionally, ERM provides support to the decision-making process to enable cybersecurity risk owners to accomplish the desired level of asset protection and alignment consistent with the organization’s strategy. The ERM update is presented annually to the Audit Committee and Board of Directors, including the management of top risks and the review of emerging risks.

Item 2. Properties
Our Company-owned production facilities include distilleries, bottling plants, an RTD canning plant, warehousing operations, a cooperage1, visitors’ centers, and retail shops. We also have agreements with other parties for contract production in Australia, Belgium, China, Ireland, Latvia, Mexico, the Netherlands, Spain, the United Kingdom, the United States, and Venezuela.
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

Principal Properties
Location	Principal Activities	Notes

United States:
Louisville, Kentucky	Corporate offices	Includes several renovated historic structures
	Distilling, bottling, warehousing	Home of Old Forester
Visitors’ center
	Cooperage	Brown-Forman Cooperage[1]
Lynchburg, Tennessee	Distilling, bottling, warehousing	Home of Jack Daniel’s
Visitors’ center
Woodford County, Kentucky	Distilling, bottling, warehousing	Home of Woodford Reserve
Visitors’ center

International:
Cour-Cheverny, France	Distilling, bottling, warehousing	Home of Chambord
Amatitán, Mexico	Distilling, bottling, warehousing, RTD canning	Home of Herradura and el Jimador
Visitors’ center
Slane, Ireland	Distilling	Home of Slane Irish Whiskey
Visitors’ center
Aberdeenshire, Scotland	Distilling, warehousing	Home of The Glendronach
Visitors’ center
Morayshire, Scotland	Distilling, warehousing	Home of Benriach
Visitors’ center
Newbridge, Scotland	Bottling
Portsoy, Scotland	Distilling, warehousing	Home of Glenglassaugh
Visitors’ center
Provincia de Panamá, Panamá	Warehousing, bottling	Home of Diplomático

1The Brown-Forman Cooperage was closed in April 2025.
Item 3. Legal Proceedings
We operate in a litigious environment and we are sued in the normal course of business. We do not anticipate that any pending suits will have, individually or in the aggregate, a material adverse effect on our financial position, results of operations, or liquidity.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our Class A and Class B common stock is traded on the New York Stock Exchange under the symbols “BFA” and “BFB,” respectively. As of May 31, 2025, we had 2,272 holders of record of Class A common stock and 4,198 holders of record of Class B common stock. Because of overlapping ownership between classes, as of May 31, 2025, we had only 4,596 distinct common stockholders of record.
Stock Performance Graph
The graph below compares the cumulative total shareholder return of our Class B common stock for the last five fiscal years with the total return of the Standard & Poor’s (S&P) 500 Index and S&P 500 Consumer Staples Index. The information presented assumes an initial investment of $100 on April 30, 2020, and that all dividends were reinvested. The graph shows the value that each of these investments would have had on April 30 in the years since 2020.

Five-Year Cumulative Total Shareholder Return
Assumes Initial Investment of $100
(as of April 30, 2025; dividends reinvested)

$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
Brown-Forman Corporation
S&P 500 Index
S&P 500 Consumer Staples Index

	2020	2021	2022	2023	2024	2025
Brown-Forman Corporation	$100	$124	$112	$109	$82	$61
S&P 500 Index	$100	$146	$146	$150	$184	$207
S&P 500 Consumer Staples Index	$100	$123	$143	$146	$150	$172

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
•“Acquisitions and divestitures.” This adjustment removes (a) the gain or loss recognized on the sale of divested brands and certain assets, (b) any non-recurring effects related to our acquisitions and divestitures (e.g., transaction, transition, and integration costs), (c) the effects of operating activity related to acquired and divested brands for periods not comparable year over year (non-comparable periods), and (d) fair value changes to contingent consideration liabilities. Excluding non-comparable periods allows us to include the effects of acquired and divested brands only to the extent that results are comparable year over year.
During fiscal 2023, we acquired Gin Mare Brand, S.L.U. and Mareliquid Vantguard, S.L.U., which owned the Gin Mare brand (Gin Mare). This adjustment removes the fair value adjustments to Gin Mare’s contingent consideration liability that is payable in cash no later than July 2027. We recognized $43 million in favorable fair value adjustments to Gin Mare’s contingent consideration liability during fiscal 2025.
During fiscal 2024, we sold our Finlandia vodka business, which resulted in a pre-tax gain of $92 million, and entered into a related transition services agreement (TSA) for this business. This adjustment removes the (a) transaction costs related to the divestiture; (b) the gain on sale of the Finlandia vodka business; (c) operating activity for the non-comparable period, which is activity in the first and second quarters of fiscal 2024; and (d) net sales, cost of sales, and operating expenses recognized pursuant to the TSA related to distribution services in certain markets.
During fiscal 2024, we sold the Sonoma-Cutrer wine business in exchange for an ownership percentage of 21.4% in The Duckhorn Portfolio Inc. (Duckhorn) along with $50 million cash and entered into a related TSA for this business. This transaction resulted in a pre-tax gain of $175 million. This adjustment removes the (a) transaction costs related to the divestiture; (b) the gain on sale of the Sonoma-Cutrer wine business; (c) operating activity for the non-comparable period,
1Operating expenses include advertising expense, SG&A expense, restructuring and other charges, and other expense (income), net.

which is all activity in fiscal 2024; and (d) net sales, cost of sales, and operating expenses recognized pursuant to the TSA related to distribution services in certain markets.
During fiscal 2024, we recognized a gain of $7 million on the sale of certain fixed assets related to a divested mill. During fiscal 2025, we recognized a gain of $12 million on the sale of the Alabama cooperage. This adjustment removes the gains from our other expense (income), net and operating income.
See Notes 5, 15, and 17 to the Consolidated Financial Statements for more information.
•“Impairment Charges.” This adjustment removes the impact of impairment charges from our results of operations.
During fiscal 2024, we recognized a non-cash impairment charge of $7 million for an immaterial discontinued brand name. During fiscal 2025, we recognized a non-cash impairment charge of $47 million for the Gin Mare brand name. See “Critical Accounting Policies and Estimates” below and Notes 4 and 17 to the Consolidated Financial Statements for more information.
•“Other Items.” Other Items include the additional items outlined below.
“Foundation.” During fiscal 2024, we committed $23 million to the Brown-Forman Foundation and Dendrifund (the Foundation and Dendrifund) to support the communities where our employees live and work. This adjustment removes the expenses related to charitable contributions to the Foundation and Dendrifund from our organic SG&A expenses and organic operating income to present our organic results on a comparable basis.
“Jack Daniel’s Country Cocktails business model change (JDCC).” In fiscal 2021, we entered into a partnership with the Pabst Brewing Company for the supply, sales, and distribution of Jack Daniel’s Country Cocktails in the United States, while Brown-Forman continued to produce certain products. During fiscal 2024, this production fully transitioned to Pabst Brewing Company for the Jack Daniel’s Country Cocktails products. This adjustment removes the non-comparable operating activity related to the sales of Brown-Forman-produced Jack Daniel’s Country Cocktails products for fiscal 2024 and 2025.
“Franchise tax refund.” During fiscal 2025, we recognized a $13 million franchise tax refund due to a change in franchise tax calculation methodology for the state of Tennessee. This modification lowered our annual franchise tax obligation and was retroactively applied to franchise taxes paid during fiscal 2020 through fiscal 2023. This adjustment removes the franchise tax refund from our other expense (income), net and operating income.
“Restructuring initiative.” During fiscal 2025, our Board of Directors approved a plan to reduce our structural cost base and realign resources toward future sources of growth. This included reducing our workforce by approximately 12% and closing the Louisville-based Brown-Forman Cooperage. We also offered a special, one-time early retirement benefit to qualifying U.S. employees. Collectively, this adjustment removes the $63 million1 impact from our cost of sales, operating expenses, and operating income from the third and fourth quarters of fiscal 2025. See Notes 6 and 21 to the Consolidated Financial Statements for more information.
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
We use the non-GAAP measure “organic change,” along with other metrics, to: (a) understand our performance from period to period on a consistent basis; (b) compare our performance to that of our competitors; (c) calculate components of management incentive compensation; (d) plan and forecast; and (e) communicate our financial performance to the Board of Directors, stockholders, and the investment community. We provide reconciliations of the “organic change” in certain line items of the statements of operations to their nearest GAAP measures in the tables under “Results of Operations - Fiscal 2025 Brand Highlights,” “Results of Operations - Fiscal 2025 Market Highlights,” and “Results of Operations - Year-Over-Year Comparisons.” We have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure. We believe these non-GAAP measures are useful to readers and investors because they enhance the understanding of our historical financial performance and comparability between periods. When we provide guidance for organic change in certain measures of the statements of operations, we do not provide guidance for the corresponding GAAP change, as the GAAP
1This adjustment comprises $60 million of costs included in restructuring and other charges and $3 million of restructuring-related inventory charges included in cost of sales.

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
Geographic Aggregations.
In “Results of Operations - Fiscal 2025 Market Highlights,” we provide supplemental information for our top markets ranked by percentage of reported net sales. In addition to markets listed by country name, we include the following aggregations:
•“Developed International” markets are “advanced economies” as defined by the IMF, excluding the United States. Our top developed international markets were Germany, Australia, the United Kingdom, France, and Canada. This aggregation represents our net sales of branded products to these markets.
•“Emerging” markets are “emerging and developing economies” as defined by the IMF. Our top emerging markets were Mexico, Poland, Brazil, and Türkiye. This aggregation represents our net sales of branded products to these markets.
•“Brazil” includes Brazil, Paraguay, Uruguay, and certain other surrounding territories.
•“Travel Retail” represents our net sales of branded products to global duty-free customers, other travel retail customers, and the U.S. military, regardless of customer location.
•“Non-branded and bulk” includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey, regardless of customer location.
Brand Aggregations.
In “Results of Operations - Fiscal 2025 Brand Highlights,” we provide supplemental information for our top brands ranked by percentage of reported net sales. In addition to brands listed by name, we include the aggregations outlined below.
Beginning in fiscal 2025, we aggregated the “Wine” and “Vodka” product categories with “Rest of Portfolio,” due to the divestitures of Sonoma-Cutrer and Finlandia. Please refer to the new definition of “Rest of Portfolio” for more information. The fiscal 2024 “Rest of Portfolio” amounts have been adjusted accordingly for comparison purposes.
•“Whiskey” includes all whiskey spirits and whiskey-based flavored liqueurs. The brands included in this category are the Jack Daniel’s family of brands (excluding the “Ready-to-Drink” products defined below), the Woodford Reserve family of brands (Woodford Reserve), the Old Forester family of brands (Old Forester), The Glendronach, Benriach, Glenglassaugh, and Slane Irish Whiskey.
•“American whiskey” includes the Jack Daniel’s family of brands (excluding the “Ready-to-Drink” products defined below), Woodford Reserve, and Old Forester.
•“Super-premium American whiskey” includes Woodford Reserve, Gentleman Jack, and other super-premium Jack Daniel’s expressions.
•“Ready-to-Drink” includes all ready-to-drink (RTD) and ready-to-pour (RTP) products. The brands included in this category are Jack Daniel’s RTD and RTP products (JD RTD/RTP), New Mix, and other RTD/RTP products.
•“Jack Daniel’s RTD/RTP” products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Coca-Cola RTD, Jack Daniel’s & Cola, Jack Daniel’s Double Jack, Jack Daniel’s Country Cocktails, and other malt- and spirit-based Jack Daniel’s RTDs, along with Jack Daniel’s Winter Jack RTP.

•“Jack Daniel’s & Coca-Cola RTD” includes all Jack Daniel’s & Coca-Cola RTD products and Jack Daniel’s bulk whiskey shipments for the production of these products.
•“Tequila” includes el Jimador, the Herradura family of brands (Herradura), and other tequilas.
•“Rest of Portfolio” includes Korbel California Champagnes1, Diplomático, Chambord, Gin Mare, Sonoma-Cutrer (which was divested on April 30, 2024), Finlandia Vodka (which was divested on November 1, 2023), Korbel Brandy1, Fords Gin, and other agency brands (brands we do not own, but sell in certain markets).
•“Non-branded and bulk” includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey.
•“Jack Daniel’s family of brands” includes Jack Daniel’s Tennessee Whiskey (JDTW), JD RTD/RTP, Jack Daniel’s Tennessee Honey (JDTH), Gentleman Jack, Jack Daniel’s Tennessee Apple (JDTA), Jack Daniel’s Tennessee Fire (JDTF), Jack Daniel’s Single Barrel Collection (JDSB), Jack Daniel’s Sinatra Select, Jack Daniel’s Bonded Tennessee Whiskey, Jack Daniel’s Bonded Rye Tennessee Whiskey, Jack Daniel’s Triple Mash Blended Straight Whiskey, Jack Daniel’s American Single Malt, Jack Daniel’s 12 Year Old, Jack Daniel’s 14 Year Old, Jack Daniel’s 10 Year Old, and other Jack Daniel’s expressions.
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
We perform the following calculation to determine the “estimated net change in distributor inventories”:
•For both the current-year period and the comparable prior-year period, we calculate a “depletion-based” amount by (a) dividing the organic dollar amount (e.g., organic net sales) by the corresponding shipment volumes to arrive at a shipment-per-case amount, and (b) multiplying the resulting shipment-per-case amount by the corresponding depletion volumes. We subtract the year-over-year percentage change of the “depletion-based” amount from the year-over-year percentage change of the organic amount to calculate the “estimated net change in distributor inventories.”
•A positive difference is interpreted as a net increase in distributors’ inventories, which implies that organic trends could decrease as distributors reduce inventories; whereas a negative difference is interpreted as a net decrease in distributors’ inventories, which implies that organic trends could increase as distributors rebuild inventories.
1Announced the end of the sales, marketing, and distribution relationship with Korbel Champagne Cellars effective June 30, 2025.

Significant Developments
Below, we discuss the significant developments in our business during fiscal 2024 and fiscal 2025. These developments relate to divestitures, Gin Mare impairment and earn-out valuation, the restructuring initiative, innovation, and capital deployment.
Divestitures
During fiscal 2024, we sold the Finlandia vodka business for $196 million cash and entered into a related TSA for this business. This transaction resulted in a pre-tax gain of $92 million. The absence of the brand negatively impacted our net sales and operating income, though positively impacted gross margin for fiscal 2025.
During fiscal 2024, we sold the Sonoma-Cutrer wine business in exchange for an ownership percentage of 21.4% in Duckhorn along with $50 million cash and entered into a related TSA for this business. This transaction resulted in a pre-tax gain of $175 million. The absence of the brand negatively impacted net sales, operating income, and gross margin for fiscal 2025. On December 24, 2024, Duckhorn was acquired by Butterfly Equity. We received $350 million in cash in exchange for our 21.4% ownership interest and recognized a $78 million gain on the sale of our investment in Duckhorn. See Note 5 to the Consolidated Financial Statements for more information.
On May 9, 2025, we announced the end of the sales, marketing, and distribution relationship with Korbel Champagne Cellars, effective June 30, 2025.
Gin Mare Impairment and Earn-out Valuation
During fiscal 2025, we recognized a non-cash impairment charge of $47 million for the Gin Mare brand name, largely reflecting a decline in our financial forecast assumptions due to the more challenging macroeconomic environment in Europe. Given this, we also lowered the financial forecast assumptions used to estimate the fair value of Gin Mare’s contingent consideration liability, which is remeasured to fair value on a recurring basis. As a result, we recognized $43 million in favorable fair value adjustments to Gin Mare’s contingent consideration liability during fiscal 2025. The net impact of these non-cash fair value adjustments and impairment charges negatively impacted our operating expenses and operating income for fiscal 2025. See Notes 4 and 17 to the Consolidated Financial Statements for more information.
Restructuring Initiative
During fiscal 2025, our Board of Directors approved a plan to reduce our structural cost base and realign resources toward future sources of growth. This included reducing the company’s workforce by approximately 12% and closing the Louisville-based Brown-Forman Cooperage. We also offered a special one-time early retirement benefit to qualifying U.S. employees. These initiatives resulted in charges of $63 million in fiscal 2025. This comprises $60 million of costs included in restructuring and other charges and $3 million of restructuring-related inventory charges included in cost of sales. See Note 6 to the Consolidated Financial Statements for more information.
Innovation
•Jack Daniel’s family of brands. Innovation within the Jack Daniel’s family of brands has contributed to our growth in the last two fiscal years as described below.
◦In fiscal 2024, we continued the international launch of Jack Daniel’s Tennessee Apple, expanding to certain developed international and emerging markets. Jack Daniel’s Bonded Rye - Tennessee Rye Whiskey and Jack Daniel’s Single Barrel - Barrel Proof Rye were launched in the United States and we launched Jack Daniel’s American Single Malt in Travel Retail.
◦In fiscal 2025, we launched Jack Daniel’s 14 Year Old in the United States.
•In fiscal 2024, we introduced the Glenglassaugh old and rare cask program.
•In fiscal 2025, we launched Woodford Reserve Double Double Oaked across the United States.

Capital Deployment
We have focused our capital deployment initiatives on (a) investing fully in our existing business, (b) continuing our acquisitions and divestitures strategy, and (c) returning cash to our stockholders.
•Investments. During fiscal 2024 and fiscal 2025, our capital expenditures totaled $395 million and focused on enabling the growth of our whiskey, tequila, and rum brands. This included completing a $125 million expansion of our bourbon making capacity in Kentucky and constructing additional barrel warehouses for Jack Daniel’s, Woodford Reserve, Glenglassaugh, Diplomatico, and our tequilas.
•Cash returned to stockholders. During fiscal 2024 and fiscal 2025, we returned a total of $1.2 billion to our stockholders through $824 million in regular dividends and $400 million in share repurchases.

Executive Summary
Unless otherwise indicated, all related commentary is on a reported basis.
During fiscal 2025, the operating environment remained challenging due to ongoing macroeconomic and geopolitical uncertainties, which we believe negatively impacted consumer confidence and reduced discretionary spending in many of our top markets.
Fiscal 2025 Highlights
•We delivered net sales of $4.0 billion, a decrease of 5% compared to fiscal 2024. The decrease was driven by (a) the negative effect of acquisitions and divestitures; (b) the negative effect of foreign exchange; and (c) the impact of JDCC, partially offset by higher volumes. Organic net sales increased 1% compared to fiscal 2024.
◦From a brand perspective, net sales declines were led by the Finlandia and Sonoma-Cutrer divestitures, our Tequila portfolio, and the impact of JDCC, partially offset by growth of Woodford Reserve and the non-branded and bulk business (primarily used barrel sales).
◦From a geographic perspective, net sales declined across geographic aggregations.
•We delivered gross profit of $2.3 billion, a decrease of 7% compared to fiscal 2024. Gross margin decreased to 58.9% in fiscal 2025, down 1.5 percentage points from 60.5% in fiscal 2024. The decrease in gross margin was driven by higher costs, the negative effect of foreign exchange, and the negative effect of the restructuring initiative, partially offset by favorable price/mix, the impact of JDCC, and the positive effect of acquisitions and divestitures.
•We delivered operating income of $1.1 billion, a decrease of 22% compared to fiscal 2024. The decrease was primarily due to the absence of the gains on sale of the Sonoma-Cutrer wine and Finlandia vodka businesses, the decline in gross profit, and the Gin Mare brand name impairment, partially offset by lower operating expenses, including the favorable fair value adjustment to Gin Mare’s contingent consideration liability.
•We delivered diluted earnings per share of $1.84, a decrease of 14% compared to fiscal 2024, driven by the decrease in operating income, partially offset by the gain on sale of our investment in Duckhorn and a lower effective tax rate.
•Our return on average invested capital decreased to 14.4% in fiscal 2025, compared to 17.3% in fiscal 2024. This decrease was driven by lower operating income and higher invested capital, partially offset by the gain on sale of our investment in Duckhorn and a lower effective tax rate.

Summary of Operating Performance Fiscal 2024 and Fiscal 2025

			2024 vs. 2025
Fiscal year ended April 30	2024	2025	Reported Change		Organic Change[1]

Net sales	$4,178	$3,975	(5%)		1%
Cost of sales	$1,652	$1,632	(1%)		5%
Gross profit	$2,526	$2,343	(7%)		(2%)
Advertising	$529	$484	(8%)		(6%)
SG&A	$826	$744	(10%)		(5%)
Restructuring and other charges	$—	$60	nm4		nm4
Gain on sale of business	$(267)	$—	nm4		nm4
Other expense (income), net	$24	$(52)	nm4		nm4
Operating income	$1,414	$1,107	(22%)		3%

Total operating expenses[2]	$1,379	$1,236	(10%)		(6%)

Equity method investment income and gain on sale	$—	$(83)	nm4		nm4
As a percentage of net sales[3]
Gross profit	60.5%	58.9%	(1.5	pp)
Operating income	33.8%	27.9%	(6.0	pp)

Interest expense, net	$113	$105	(7%)
Effective tax rate	21.2%	19.6%	(1.6	pp)
Diluted earnings per share	$2.14	$1.84	(14%)
Return on average invested capital[1]	17.3%	14.4%	(2.9	pp)
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
4Percentage change is not meaningful.

Results of Operations
Fiscal 2025 Market Highlights
The following table shows net sales results for our top markets, summarized by geographic area, for fiscal 2025 compared to fiscal 2024. We discuss results of the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is on a reported basis.

Top Markets
		Net Sales % Change vs. 2024
Geographic area[1]	% of Fiscal 2025 Net Sales	Reported	Acquisitions and Divestitures	Other Items[2]	Foreign Exchange	Organic[3]
United States	44%	(7%)	3%	1%	—%	(2%)
Developed International	27%	(6%)	2%	—%	1%	(3%)
Germany	6%	(4%)	—%	—%	—%	(3%)
Australia	5%	(2%)	1%	—%	3%	1%
United Kingdom	4%	(6%)	—%	—%	(1%)	(6%)
France	3%	—%	—%	—%	—%	—%
Canada	1%	(14%)	4%	—%	2%	(8%)
Rest of Developed International	8%	(9%)	5%	—%	2%	(3%)
Emerging	21%	(2%)	5%	—%	6%	9%
Mexico	7%	(8%)	—%	—%	12%	4%
Poland	3%	(11%)	21%	—%	(5%)	4%
Brazil	3%	12%	—%	—%	7%	19%
Türkiye	2%	30%	1%	—%	12%	43%
Rest of Emerging	8%	(2%)	6%	—%	1%	5%
Travel Retail	4%	(7%)	2%	—%	—%	(5%)
Non-branded and bulk	3%	18%	1%	—%	—%	18%
Total	100%	(5%)	3%	1%	2%	1%
Note: Results may differ due to rounding

1See “Definitions” above for definitions of market aggregations presented here.
2“Other items” includes “JDCC.” See “Non-GAAP Financial Measures” above for additional details.
3See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

The United States’ net sales declined 7%, driven by (a) the divestiture of Sonoma-Cutrer; (b) broad-based volume declines in a challenging consumer environment, led by JDTW and Korbel California Champagnes; and (c) the impact of the JDCC business model change. These declines were partially offset by an estimated net increase in distributor inventories across our portfolio and higher consumer-led volumes of Woodford Reserve.
Developed International
•In a challenging economic environment, Germany’s net sales decreased 4%, driven by declines in JDTW and JD RTDs, partially offset by the positive contribution from Diplomático and higher volumes of Gentleman Jack.
•Australia’s net sales decreased 2%, driven by the negative effect of foreign exchange, the loss of an agency brand, and the divestiture of Finlandia, partially offset by growth of JD RTDs reflecting higher prices.
•The United Kingdom’s net sales declined 6%, driven by lower volumes of the American whiskey portfolio as consumer confidence was negatively impacted by macroeconomic and geopolitical uncertainty.
•France’s net sales were flat as the positive contribution from Diplomático was offset by lower volumes of JDTW and JDTH.

•Canada’s net sales declined 14% primarily due to volumetric declines of our American whiskey portfolio. This decline was driven by the removal of American whiskey from retail shelves across the country, which contributed to an estimated net decrease in distributor inventories. The divestitures of Finlandia and Sonoma-Cutrer and the negative effect of foreign exchange also contributed to the decline.
•Net sales in the Rest of Developed International declined 9%, primarily driven by the divestiture of Finlandia; lower volumes in Italy, due to an estimated net decrease in distributor inventories as we transitioned to owned distribution effective May 1, 2025; and Jack Daniel’s family of brands declines in South Korea. The decrease also reflects the absence of Glenglassaugh high-value cask sales compared to the prior-year period and the negative effect of foreign exchange. These declines were partially offset by higher JDTW volumes in Japan reflecting the transition to owned distribution on April 1, 2024.
Emerging
•Mexico’s net sales declined 8%, in a challenging macroeconomic environment, driven by the negative effect of foreign exchange coupled with volumetric declines and lower net pricing for our tequilas. These declines were partially offset by the growth of New Mix, the distribution of new agency brands, and higher volumes across the Jack Daniel’s family of brands.
•Poland’s net sales declined 11%, driven by the divestiture of Finlandia, partially offset by the positive effect of foreign exchange and the growth of JDTW.
•Brazil’s net sales increased 12%, driven by the volumetric growth of the Jack Daniel’s family of brands, reflecting expanded distribution, increased consumer-led demand, and an estimated net increase in distributor inventories. This growth was partially offset by the negative effect of foreign exchange.
•Türkiye’s net sales increased 30%, driven by higher prices across our portfolio, led by JDTW, in response to high inflation, partially offset by the negative effect of foreign exchange.
•Net sales in the Rest of Emerging declined 2%, led by the divestiture of Finlandia and lower volumes of the Jack Daniel’s family of brands in Chile. The decline was partially offset by volume growth of JDTW due to an estimated net increase in distributor inventories in the United Arab Emirates and Sub-Saharan Africa.
Travel Retail’s net sales decreased 7%, led by declines of other super-premium Jack Daniel’s expressions and The Glendronach, as well as the divestiture of Finlandia. The decline was partially offset by higher volumes of Diplomático.
Non-branded and bulk’s net sales increased 18%, driven by higher prices for used barrels.

Fiscal 2025 Brand Highlights
The following table highlights the global results of our top brands for fiscal 2025 compared to fiscal 2024. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is on a reported basis.

Top Brands
	Net Sales % Change vs. 2024
Product category / brand family / brand[1]	Reported	Acquisitions & Divestitures	Other Items[2]	Foreign Exchange	Organic[3]
Whiskey	—%	—%	—%	1%	1%
JDTW	—%	—%	—%	1%	1%
JDTH	—%	—%	—%	2%	2%
Gentleman Jack	4%	—%	—%	1%	5%
JDTA	—%	—%	—%	3%	3%
JDTF	(3%)	—%	—%	1%	(2%)
Woodford Reserve	8%	—%	—%	—%	8%
Old Forester	8%	—%	—%	—%	8%
Rest of Whiskey	(23%)	—%	—%	1%	(22%)
Ready-to-Drink	(6%)	—%	5%	6%	5%
JD RTD/RTP	(8%)	—%	7%	3%	1%
New Mix	(1%)	—%	—%	13%	13%
Tequila	(14%)	—%	—%	2%	(12%)
el Jimador	(13%)	—%	—%	1%	(11%)
Herradura	(13%)	—%	—%	3%	(10%)
Rest of Portfolio	(33%)	31%	—%	1%	(2%)
Non-branded and bulk	18%	1%	—%	—%	18%
Note: Results may differ due to rounding

1See “Definitions” above for definitions of brand aggregations presented here.
2“Other items” includes “JDCC.” See “Non-GAAP Financial Measures” above for additional details.
3See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Our top brands, excluding el Jimador and New Mix, benefited from an estimated net increase in distributor inventories, driven by the United States as well as Japan’s transition to owned distribution. See “Results of Operations - Fiscal 2025 Market Highlights” for additional details.
Whiskey
•Net sales for JDTW were flat in fiscal 2025. Volumetric growth in Japan, reflecting the transition to owned distribution, and higher prices in Türkiye were offset by volumetric declines in the United States and the negative effect of foreign exchange.
•Net sales for JDTH were flat in fiscal 2025. Broad-based growth in emerging markets, coupled with higher volumes in the United States were offset by the negative effect of foreign exchange and lower volumes in developed international markets, led by South Korea.
•Net sales for Gentleman Jack increased 4%, driven by higher prices and volumes in Türkiye and volumetric growth in Germany, partially offset by the negative effect of foreign exchange.
•Net sales for JDTA were flat in fiscal 2025. Broad-based growth in emerging markets, led by Brazil, was offset by the negative effect of foreign exchange and lower volumes in developed international markets, primarily in South Korea where we are comparing to the launch in the prior-year period.

•Net sales for JDTF decreased 3%, driven by broad-based volume declines in developed international markets and the negative effect of foreign exchange, partially offset by volume growth in emerging markets, led by Brazil.
•Woodford Reserve’s net sales increased 8%, driven by higher consumer-led volumes in the United States.
•Old Forester’s net sales increased 8%, driven by a favorable product mix shift to our higher-priced expressions in the United States.
•Net sales for Rest of Whiskey declined 23%, driven by lower volumes of our other super-premium Jack Daniel’s expressions, which declined following prior-year product launches, volumetric declines of The Glendronach, as well as the absence of Glenglassaugh high-value cask sales as compared to the same prior-year period.
Ready-to-Drink
•The JD RTD/RTP brands net sales decreased 8%, driven by the impact of the JDCC business model change, the negative effect of foreign exchange, and declines in Germany. The decrease was partially offset by higher volumes in the United States, along with growth of Jack Daniel’s bulk whiskey shipments for the production of Jack Daniel’s & Coca-Cola RTD products.
•Net sales for New Mix declined 1% driven by the negative effect of foreign exchange, which more than offset strong volume growth amid Mexico’s challenging macroeconomic environment.
Tequila
•el Jimador’s net sales declined 13%, driven by lower volumes in the United States and Mexico.
•Herradura’s net sales decreased 13%, primarily due to lower volumes and lower net pricing in Mexico and the United States.
Net sales for Rest of Portfolio declined 33%, driven by the divestitures of Finlandia and Sonoma-Cutrer along with lower volumes of Korbel California Champagnes in the United States. The decline was partially offset by the positive contribution from Diplomático.
Non-branded and bulk’s net sales increased 18%, driven by higher prices for used barrels.

Year-Over-Year Comparisons
Commentary below compares fiscal 2025 to fiscal 2024 results. A comparison of fiscal 2024 to fiscal 2023 results may be found in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 (2024 Form 10-K).

Net Sales
	2025
Percentage change versus the prior fiscal year ended April 30	Volume	Price/mix	Total
Change in reported net sales	(7%)	2%	(5%)
Acquisitions and divestitures	4%	(1%)	3%
Other items[1]	4%	(3%)	1%
Foreign exchange	—%	2%	2%
Change in organic net sales	2%	(1%)	1%
Note: Results may differ due to rounding

1“Other items” includes “JDCC.” See “Non-GAAP Financial Measures” above for additional details.
Net sales of $4.0 billion decreased 5%, or $203 million, in fiscal 2025 compared to fiscal 2024, as unfavorable volume was partially offset by favorable price/mix. Volume declined 7% driven by the negative effect of acquisitions and divestitures and the JDCC business model change, partially offset by higher volumes of New Mix, JDTW, and Woodford Reserve. Price/mix increased 2% driven by JDCC, the positive effect of acquisitions and divestitures, and positive portfolio mix from Woodford Reserve, partially offset by the negative effect of foreign exchange and the unfavorable portfolio mix from New Mix. See “Results of Operations - Fiscal 2025 Market Highlights” and “Results of Operations - Fiscal 2025 Brand Highlights” above for details on the factors contributing to the change in reported net sales for fiscal 2025.

Cost of Sales
	2025
Percentage change versus the prior fiscal year ended April 30	Volume	Cost/mix	Total
Change in reported cost of sales	(7%)	6%	(1%)
Acquisitions and divestitures	4%	—%	4%
Other items[1]	4%	(2%)	1%
Foreign exchange	—%	—%	—%
Change in organic cost of sales	2%	3%	5%
Note: Results may differ due to rounding

1“Other items” includes “JDCC” and “restructuring initiative.” See “Non-GAAP Financial Measures” above for additional details.
Cost of sales of $1.6 billion decreased $20 million, or 1%, in fiscal 2025 compared to fiscal 2024, as the favorable impact from volume was largely offset by unfavorable cost/mix. Volume declined 7% driven by the negative effect of acquisitions and divestitures and the JDCC business model change, partially offset by higher volumes of New Mix, JDTW, and Woodford Reserve. Cost/mix increased 6% driven by higher input costs, unfavorable fixed cost absorption related to decreased production levels of our full-strength portfolio, and JDCC.

Gross Profit
Percentage change versus the prior fiscal year ended April 30	2025
Change in reported gross profit	(7%)
Acquisitions and divestitures	3%
Other items[1]	—%
Foreign exchange	3%
Change in organic gross profit	(2%)
Note: Results may differ due to rounding

1“Other items” includes “JDCC” and “restructuring initiative.” See “Non-GAAP Financial Measures” above for additional details.

Gross Margin
Fiscal year ended April 30	2025
Prior year gross margin	60.5%
Price/mix	1.1%
Cost	(2.5%)
Acquisitions and divestitures	0.3%
Other items[1]	0.3%
Foreign exchange	(0.7%)
Change in gross margin	(1.5%)
Current year gross margin	58.9%
Note: Results may differ due to rounding

1“Other items” includes “JDCC” and “restructuring initiative.” See “Non-GAAP Financial Measures” above for additional details.
Gross profit of $2.3 billion decreased $183 million, or 7%, in fiscal 2025 compared to fiscal 2024. Gross margin decreased to 58.9% in fiscal 2025, down 1.5 percentage points from 60.5% in fiscal 2024. The decrease in gross margin was driven by higher costs and the negative effect of foreign exchange, partially offset by favorable price/mix, the impact of JDCC, and the positive effect of acquisitions and divestitures.

Operating Expenses
Percentage change versus the prior fiscal year ended April 30
2025	Reported	Acquisitions & Divestitures	Impairment	Other Items[1]	Foreign Exchange	Organic
Advertising	(8%)	2%	—%	—%	1%	(6%)
SG&A	(10%)	1%	—%	3%	1%	(5%)
Total operating expenses[2]	(10%)	6%	(3%)	(2%)	3%	(6%)
Note: Results may differ due to rounding

1“Other items” includes “restructuring initiative,” “foundation,” and “franchise tax refund.” See “Non-GAAP Financial Measures” above for additional details.
2Total operating expenses include advertising expense, SG&A expense, restructuring and other charges, and other expense (income), net.

Operating expenses totaled $1.2 billion, a decrease of $143 million, or 10%, in fiscal 2025 compared to fiscal 2024. The decrease in operating expenses was primarily driven by (a) lower SG&A and advertising expenses; (b) the favorable fair value adjustment to Gin Mare’s contingent consideration liability; (c) the positive effect of foreign exchange; (d) the impact of our recently divested brands and assets; and (e) the franchise tax refund, partially offset by the negative effect of the restructuring initiative and the non-cash impairment charge for the Gin Mare brand name.
•Advertising expenses decreased 8% in fiscal 2025, driven by (a) lower JDTA and JDTW spend; (b) the impact of our recently divested brands; (c) lower Jack Daniel’s and Coca-Cola RTD spend as compared to the prior-year period launch in the United States; and (d) the positive effect of foreign exchange.
•SG&A expenses decreased 10% in fiscal 2025, driven by (a) lower compensation-and-benefit-related expenses; (b) lapping the prior-year expenses related to charitable contributions to the Foundation and Dendrifund; (c) the absence of transaction-related expenses for the recent divestitures; and (d) the positive effect of foreign exchange.

Operating Income
Percentage change versus the prior fiscal year ended April 30	2025
Change in reported operating income	(22%)
Acquisitions and divestitures	16%
Impairment charges	4%
Other items[1]	2%
Foreign exchange	3%
Change in organic operating income	3%
Note: Results may differ due to rounding

1“Other items” includes “restructuring initiative,” “foundation,” “franchise tax refund,” and “JDCC.” See “Non-GAAP Financial Measures” above for additional details.
Reported operating income was $1.1 billion in fiscal 2025, a decrease of $307 million, or 22%, compared to fiscal 2024. Operating margin decreased 6.0 percentage points to 27.9% in fiscal 2025 from 33.8% in fiscal 2024, primarily due to the absence of the gains on the sale of the Sonoma-Cutrer wine and Finlandia vodka businesses, the decline in gross margin, and the Gin Mare brand name impairment. These declines were partially offset by lower operating expenses, including the favorable fair value adjustment to Gin Mare’s contingent consideration liability.
Interest expense (net) decreased $8 million, or 7%, in fiscal 2025 compared to fiscal 2024, due to a lower average debt balance and lower average interest rates on borrowings, as well as a higher interest income.
Our effective tax rate for fiscal 2025 was 19.6% compared to 21.2% in fiscal 2024. The decrease in our effective tax rate was driven primarily by (a) increased benefit of the foreign-derived intangible income deduction; (b) the beneficial impact of state income tax refunds related to amended tax returns; and (c) prior-year tax return true ups, which was partially offset by the increased impact of valuation allowances in the current period. See Note 13 to the Consolidated Financial Statements for details.
Diluted earnings per share were $1.84 in fiscal 2025, a decrease of 14% compared to fiscal 2024, driven primarily by the decrease in operating income, partially offset by the gain on sale of our investment in Duckhorn and the benefit of the lower effective tax rate.
Fiscal 2026 Outlook
Below we discuss our outlook for fiscal 2026, which reflects the trends, developments, and uncertainties (including those described above) that we expect to affect our business.
We anticipate the operating environment for fiscal 2026 will be challenging, with low visibility due to macroeconomic and geopolitical volatility as we face headwinds from consumer uncertainty, the potential impact from currently unknown tariffs, and lower non-branded sales of used barrels. We remain focused on building our business for the long term and navigating the current environment at pace with strategic initiatives in fiscal 2026 that we believe will unlock future growth led by the significant evolution of our U.S. distribution, the restructuring initiative, and meaningful new product innovation. Considering these factors, we expect the following in fiscal 2026:
•Organic net sales decline in the low-single digit range.
•Organic operating income decline in the low-single digit range.
•Our effective tax rate to be in the range of approximately 21% to 23%.
•Capital expenditures planned to be in the range of $125 to $135 million.

Liquidity and Capital Resources
We generate strong cash flows from operations, which enable us to meet current obligations, fund capital expenditures, and return cash to our stockholders through regular dividends and, from time to time, through share repurchases and special dividends. We believe our investment-grade credit ratings (A1 by Moody’s and A- by S&P) provide us with financial flexibility when accessing global debt capital markets and allow us to reserve adequate debt capacity for investment opportunities and unforeseen events.
Our operating cash flows are supplemented by cash and cash equivalent balances, as well as access to other liquidity sources. Cash and cash equivalents were $446 million at April 30, 2024, and $444 million at April 30, 2025. As of April 30, 2025, approximately 54% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash deployment and may decide to repatriate additional cash held by our foreign subsidiaries. This may require us to provide for and pay additional taxes.
We have a $900 million commercial paper program that we use, together with our cash flow from operations, to fund our short-term operational needs. See Note 8 to the Consolidated Financial Statements for outstanding commercial paper balances, interest rates, and days to maturity at April 30, 2024 and April 30, 2025. The average balances, interest rates, and original maturities during the last two years are presented below.

(Dollars in millions)	2024	2025
Average commercial paper	$475	$373
Average interest rate	5.46%	5.13%
Average days to maturity at issuance	32	41
Our commercial paper program is supported by available commitments under our undrawn $900 million bank credit facility, which was extended for an additional year and expires on May 26, 2029. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fund its commitments under our credit facility. To manage this counterparty credit risk, we partner with banks that have investment grade credit ratings, limit the amount of exposure we have with each bank, and monitor each bank’s financial conditions.
Our most significant short-term cash requirements relate primarily to funding our operations (such as expenditures for raw materials, production and distribution, advertising and promotion, and current taxes), dividend payments, and capital investments. Our most significant longer-term cash requirements primarily include payments related to our long-term debt, employee benefit obligations, and deferred tax liabilities (see Notes 8, 11, and 13 to the Consolidated Financial Statements).
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

Cash Flow Summary
The following table summarizes our cash flows for each of the last two fiscal years:

Cash Flow Summary
(Dollars in millions)	2024	2025
Cash flows from operating activities	$647	$598

Investing activities:
Proceeds from business divestitures	$246	$—
Proceeds from sale of equity method investment	—	350
Additions to property, plant, and equipment	(228)	(167)
Other	31	66
Net cash flows from investing activities	$49	$249

Financing activities:
Net change in short-term borrowings	$192	$(117)
Net proceeds from long-term debt	—	(300)
Acquisition of treasury stock	(400)	—
Dividends paid	(404)	(420)
Other	(6)	(6)
Net cash flows from financing activities	$(618)	$(843)
Cash provided by operations of $598 million during fiscal 2025 declined $49 million from fiscal 2024. The decline was largely attributable to a $61 million increase in cash paid for income taxes, due largely to the taxable gain on sale of our investment in Duckhorn.
Cash provided by investing activities was $249 million during fiscal 2025, compared to $49 million provided by investing activities during fiscal 2024. The $200 million increase largely reflects (a) proceeds of $350 million from the sale of our investment in Duckhorn in December 2024, (b) a $35 million increase in proceeds from other investing activities (primarily attributable to proceeds of $51 million received from the sale of our Alabama cooperage in May 2024), and (c) a $61 million decline in capital expenditures, partially offset by proceeds of $246 million from the divestitures of Finlandia and Sonoma-Cutrer during fiscal 2024.
Cash used for financing activities was $843 million during fiscal 2025, compared to $618 million in cash used for financing activities during fiscal 2024. The $225 million increase largely reflects a $309 million increase in net repayments of short-term borrowings and our repayment of the $300 million principal amount of 3.50% notes that matured in April 2025, partially offset by a $400 million decline in share repurchases.
A discussion of our cash flows for fiscal 2024 compared to fiscal 2023 may be found in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2024 Form 10-K.
Dividends
In November 2024, our Board of Directors approved a 4% increase in the quarterly cash dividend on our Class A and Class B common stock from $0.2178 per share to $0.2265 per share, effective with the regular quarterly dividend paid on January 2, 2025. As a result, the indicated annual cash dividend increased from $0.8712 per share to $0.9060 per share.
On May 22, 2025, our Board of Directors declared a regular quarterly cash dividend on our Class A and Class B common stock of $0.2265 per share. The dividend is payable on July 1, 2025, to stockholders of record on June 9, 2025.

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
We assess our brand names for impairment at least annually, or more frequently if circumstances indicate the carrying amount may be impaired. Our annual impairment assessment is performed as of the first day of our fourth fiscal quarter. A brand name is impaired when its carrying amount exceeds its estimated fair value, in which case we write down the brand name to its estimated fair value. We estimate the fair value of a brand name using the relief-from-royalty method. We also consider market values for similar assets when available. Considerable management judgment is necessary to estimate fair value, including making assumptions about future cash flows, net sales, discount rates, and royalty rates.
We have the option, before quantifying the fair value of a brand name, to evaluate qualitative factors to assess whether it is more likely than not that the brand name is impaired. If we determine that is not the case, then we are not required to quantify the fair value. That assessment also takes considerable management judgment.
In our annual brand name assessment, we performed a quantitative impairment test for the recently-acquired Gin Mare and Diplomático brand names. When using the quantitative assessment, the estimated fair values of the brand names are calculated based on the relief-from-royalty method, using significant assumptions, such as net sales, discount rates, and royalty rates. This assessment indicated (a) the carrying amount of the Gin Mare brand name exceeded its estimated fair value, resulting in a $47 million impairment during the fourth quarter of fiscal 2025, and (b) the estimated fair value of the Diplomático brand name exceeded its carrying amount. The Gin Mare brand name impairment largely reflects a decline in our financial forecast assumptions due to the more challenging macroeconomic environment in Europe.
As of April 30, 2025, the carrying amounts of the Gin Mare and Diplomático brand names remain within close proximity of their fair values. Reasonably possible changes in the significant assumptions discussed above could result in future impairment of either of those brands. For example, we estimate that, all else equal, a 15% decline in projected net sales would result in an incremental impairment charge of $38 million for the Gin Mare brand name and no impairment charge for the Diplomático brand name. We also estimate that, all else equal, a 1 percentage point increase in the discount rate would result in an incremental impairment charge of $43 million for the Gin Mare brand name and a $4 million impairment charge for the Diplomático brand name.
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
The following table compares the assumed discount rates and expected return on assets used in determining net periodic benefit cost for fiscal 2025 to those to be used in determining that cost for fiscal 2026.

	Pension Benefits		Medical and Life Insurance Benefits
	2025	2026	2025	2026
Discount rate for service cost	5.74%	5.78%	5.73%	5.84%
Discount rate for interest cost	5.53%	5.10%	5.49%	4.97%
Expected return on plan assets	6.56%	6.75%	n/a	n/a
Using these assumptions, we estimate our pension and other postretirement benefit cost for fiscal 2026 will be approximately $15 million (excluding any potential settlement or curtailment charges), compared to $18 million (excluding curtailment charges of $3 million) for fiscal 2025. Decreasing/increasing the assumed discount rates by 50 basis points would increase/decrease the total fiscal 2026 cost by approximately $3 million. Decreasing/increasing the assumed return on plan assets by 50 basis points would also increase/decrease the total fiscal 2026 cost by approximately $3 million.
Income Taxes
Significant judgment is required in evaluating our tax positions. We establish liabilities when some positions are likely to be challenged and may not succeed, despite our belief that our tax return positions are fully supportable. We adjust these liabilities in light of changing circumstances, such as the progress of a tax audit. We believe these liabilities are appropriate for all known contingencies, but the assessment of our positions could change.
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
Foreign currency exchange rate risk. Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign-currency-denominated cash flows. In general, we expect our cash flows to be negatively affected by a stronger dollar and positively affected by a weaker dollar. Our most significant foreign currency exposures include the euro, the British pound, and the Australian dollar. We manage our foreign currency exposures through derivative financial instruments, principally foreign currency forward contracts, and debt denominated in foreign currency. We had outstanding currency derivatives with notional amounts totaling $566 million and $463 million at April 30, 2024 and 2025, respectively.
We estimate that a hypothetical 10% weakening of the dollar compared to exchange rates of hedged currencies as of April 30, 2025, would decrease the fair value of our then-existing foreign currency derivative contracts by approximately $39 million. This hypothetical change in fair value does not consider the expected inverse change in the underlying foreign currency exposures.
Commodity price risk. Commodity price changes can affect our production and supply chain costs. Our most significant commodities exposures include natural gas, wood, corn, malted barley, aluminum, agave, and rye. We manage some of these exposures through forward purchase contracts.
Interest rate risk. Interest rate changes affect (a) the fair value of our fixed-rate debt, and (b) cash flows and earnings related to our variable-rate debt and interest-bearing investments. In addition to currently outstanding debt, any potential future debt offerings would be subject to interest rate risk.
As of April 30, 2025, our cash and cash equivalents ($444 million) and short-term commercial paper borrowings ($313 million, at par) were exposed to interest rate changes. Based on the then-existing balances of our variable-rate debt and interest-bearing investments, a hypothetical one percentage point increase in interest rates would result in a negligible change in net interest expense.
See Note 16 to the Consolidated Financial Statements for details on our foreign currency exchange rate risk. See “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our pension and other postretirement plans’ exposure to interest rate risks. Also see “Item 1A. Risk Factors” for details on how economic conditions affecting market risks also affect the demand for and pricing of our products and how we are affected by exchange rate fluctuations.

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
As of the end of our fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of April 30, 2025. EY, which audited and reported on the Company’s consolidated financial statements, has audited the effectiveness of our internal control over financial reporting as of April 30, 2025, as stated in their report.

Dated:	June 13, 2025
		By:	/s/ Lawson E. Whiting
Lawson E. Whiting
President and Chief Executive Officer

		By:	/s/ Leanne D. Cunningham
Leanne D. Cunningham
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brown-Forman Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brown-Forman Corporation and Subsidiaries (the Company) as of April 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 13, 2025 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
At April 30, 2025, the balance of the Company’s other intangible assets with indefinite lives was $981 million. As discussed in Notes 1 and 4 to the consolidated financial statements, other intangible assets with indefinite lives include intangible brand names and trademarks (“brand names”) and are assessed for impairment at least annually, or more frequently, if circumstances indicate the carrying amount may be impaired. As described in Note 4, the Company recognized an impairment charge of $47 million for its Gin Mare brand name indefinite-lived intangible asset. The Company’s annual impairment test did not result in an impairment of the Diplomático brand name indefinite-lived intangible asset. The Company estimated the fair value of the Gin Mare and Diplomático brand names indefinite-lived intangible assets using the relief-from-royalty method.

Auditing management’s estimate of the fair value of the Gin Mare and Diplomático brand names was complex due to the significant judgment required to determine the fair value of the brand names. The fair value estimates were sensitive to significant assumptions used in the valuation process, such as net sales, discount rates and royalty rates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement over the Company’s process to estimate the fair value of the Gin Mare and Diplomático brand names, including controls over management’s review of the selection of assumptions, described above, used in the valuation models.

To test the estimated fair value of the Company’s Gin Mare and Diplomático brand names, we performed audit procedures that included, among others, assessing methodologies used in the valuation models and testing the significant assumptions discussed above. This included comparing the significant assumptions used by management to observable market data, current industry and economic trends, and historical operating results. We assessed management’s historical estimates and performed sensitivity analyses of assumptions to evaluate the changes in the fair value of the brand names that would result from changes in the assumptions. We also involved valuation specialists to assist in evaluating valuation methodologies and certain assumptions used in the models.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Louisville, Kentucky
June 13, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Brown-Forman Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Brown-Forman Corporation and Subsidiaries’ internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Brown-Forman Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated June 13, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Louisville, Kentucky
June 13, 2025

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollars in millions, except per share amounts)

Year Ended April 30,	2023	2024	2025
Sales	$5,372	$5,328	$5,056
Excise taxes	1,144	1,150	1,081
Net sales	4,228	4,178	3,975
Cost of sales	1,734	1,652	1,632
Gross profit	2,494	2,526	2,343
Advertising expenses	506	529	484
Selling, general, and administrative expenses	742	826	744
Restructuring and other charges	—	—	60
Gain on business divestitures	—	(267)	—
Other expense (income), net	119	24	(52)
Operating income	1,127	1,414	1,107
Non-operating postretirement expense	29	3	4
Interest income	(9)	(14)	(17)
Interest expense	90	127	122
Equity method investment income and gain on sale	—	—	(83)
Income before income taxes	1,017	1,298	1,081
Income taxes	234	274	212
Net income	$783	$1,024	$869
Earnings per share:
Basic	$1.63	$2.15	$1.84
Diluted	$1.63	$2.14	$1.84

The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in millions)

Year Ended April 30,	2023	2024	2025
Net income	$783	$1,024	$869
Other comprehensive income (loss), net of tax:
Currency translation adjustments	135	(7)	19
Cash flow hedge adjustments	(27)	—	(15)
Postretirement benefits adjustments	9	21	(3)
Net other comprehensive income (loss)	117	14	1
Comprehensive income	$900	$1,038	$870

The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in millions)

April 30,	2024	2025
Assets
Cash and cash equivalents	$446	$444
Accounts receivable, net	769	830
Inventories:
Barreled whiskey	1,490	1,567
Finished goods	452	476
Work in process	396	378
Raw materials and supplies	218	90
Total inventories	2,556	2,511
Assets held for sale	—	121
Other current assets	265	289
Total current assets	4,036	4,195
Property, plant, and equipment, net	1,074	1,095
Goodwill	1,455	1,505
Other intangible assets	990	981
Equity method investments	270	3
Deferred tax assets	69	47
Other assets	272	260
Total assets	$8,166	$8,086
Liabilities
Accounts payable and accrued expenses	$793	$741
Accrued income taxes	38	27
Short-term borrowings	428	312
Current portion of long-term debt	300	—
Total current liabilities	1,559	1,080
Long-term debt	2,372	2,421
Deferred tax liabilities	315	241
Accrued pension and other postretirement benefits	160	164
Other liabilities	243	187
Total liabilities	4,649	4,093
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Additional paid-in capital	13	36
Retained earnings	4,261	4,710
Accumulated other comprehensive income (loss), net of tax	(221)	(220)
Treasury stock, at cost (11,932,000 and 11,863,000 shares in 2024 and 2025, respectively)	(608)	(605)
Total stockholders’ equity	3,517	3,993
Total liabilities and stockholders’ equity	$8,166	$8,086

The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in millions)

Year Ended April 30,	2023	2024	2025
Cash flows from operating activities:
Net income	$783	$1,024	$869
Adjustments to reconcile net income to net cash provided by operations:
Gain on business divestitures	—	(267)	—
Equity method investment income and gain on sale	—	—	(83)
Asset impairment charges	96	7	49
Depreciation and amortization	80	87	87
Stock-based compensation expense	18	25	28
Deferred income tax provision (benefit)	(3)	18	(39)
Change in fair value of contingent consideration	—	9	(43)
Other, net	18	7	(17)
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable	(21)	88	(70)
Inventories	(403)	(349)	(64)
Other current assets	4	23	(25)
Accounts payable and accrued expenses	77	(31)	(40)
Accrued income taxes	(57)	17	(13)
Other operating assets and liabilities	48	(11)	(41)
Cash provided by operating activities	640	647	598
Cash flows from investing activities:
Proceeds from business divestitures	—	246	—
Proceeds from sale of equity method investment	—	—	350
Business acquisitions, net of cash acquired	(1,195)	—	—
Additions to property, plant, and equipment	(183)	(228)	(167)
Other, net	23	31	66
Cash provided by (used for) investing activities	(1,355)	49	249
Cash flows from financing activities:
Proceeds from short-term borrowings, maturities greater than 90 days	600	—	—
Repayments of short-term borrowings, maturities greater than 90 days	(600)	—	—
Net change in other short-term borrowings	234	192	(117)
Repayment of long-term debt	(250)	—	(300)
Proceeds from long-term debt	648	—	—
Acquisition of treasury stock	—	(400)	—
Dividends paid	(378)	(404)	(420)
Other, net	(15)	(6)	(6)
Cash provided by (used for) financing activities	239	(618)	(843)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(14)	(6)	3
Net increase (decrease) in cash, cash equivalents, and restricted cash	(490)	72	7
Cash, cash equivalents, and restricted cash at beginning of period	874	384	456
Cash, cash equivalents, and restricted cash at end of period	384	456	463
Less: Restricted cash (included in other current assets) at end of period	(10)	(10)	(19)
Cash and cash equivalents at end of period	$374	$446	$444
The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in millions)

Year Ended April 30,	2023	2024	2025
Supplemental information:
Cash paid for interest	$85	$125	$119
Cash paid for income taxes	$278	$242	$303
Non-cash additions to property, plant, and equipment	$27	$20	$14
The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Dollars in millions, except per share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2022	$25	$47	$—	$3,242	$(352)	$(225)	$2,737
Net income				783			783
Net other comprehensive income (loss)					117		117
Cash dividends ($0.7880 per share)				(378)			(378)
Stock-based compensation expense			18				18
Stock issued under compensation plans						12	12
Loss on treasury stock issued under compensation plans			(17)	(4)			(21)
Balance at April 30, 2023	25	47	1	3,643	(235)	(213)	3,268
Net income				1,024			1,024
Net other comprehensive income (loss)					14		14
Cash dividends ($0.8466 per share)				(404)			(404)
Acquisition of treasury stock						(404)	(404)
Stock-based compensation expense			25				25
Stock issued under compensation plans						9	9
Loss on treasury stock issued under compensation plans			(13)	(2)			(15)
Balance at April 30, 2024	25	47	13	4,261	(221)	(608)	3,517
Net income				869			869
Net other comprehensive income (loss)					1		1
Cash dividends ($0.8886 per share)				(420)			(420)
Stock-based compensation expense			28				28
Stock issued under compensation plans						3	3
Loss on treasury stock issued under compensation plans			(5)				(5)
Balance at April 30, 2025	$25	$47	$36	$4,710	$(220)	$(605)	$3,993

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
Accounts receivable. Accounts receivable are recorded net of an allowance for expected credit losses (allowance for doubtful accounts). We determine the allowance using information such as customer credit history and financial condition, historical loss experience, and macroeconomic factors. We write off account balances against the allowance when we have exhausted our collection efforts. The allowance for doubtful accounts was $8 and $7 at April 30, 2024 and 2025, respectively.
Inventories. Inventories are valued at the lower of cost or net realizable value. Approximately 50% of our consolidated inventories are valued using the last-in, first-out (LIFO) cost method, which we use for the majority of our U.S. inventories. We value the remainder of our inventories primarily using the first-in, first-out (FIFO) cost method. FIFO cost approximates current replacement cost. If we had used the FIFO method for all inventories, they would have been $512 and $600 higher than reported at April 30, 2024 and 2025, respectively.
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
Income taxes. We base our annual provision for income taxes on the pre-tax income reflected in our consolidated statement of operations. We establish deferred tax liabilities or assets for temporary differences between GAAP and tax reporting bases and later adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance as necessary to reduce a deferred tax asset to the amount that we believe is more likely than not to be realized. Certain income earned by foreign subsidiaries is subject to Global Intangible Low-Taxed Income (GILTI), a U.S. tax on foreign earnings. We treat the tax effect of GILTI as a current period tax expense when incurred. We do not provide deferred income taxes on undistributed earnings of foreign subsidiaries that we expect to indefinitely reinvest. We record a deferred tax charge in prepaid taxes for the difference between GAAP and tax reporting bases with respect to the elimination of intercompany profit in ending inventory.
We assess our uncertain income tax positions in two steps. First, we evaluate whether the tax position will, more likely than not, based on its technical merits, be sustained upon examination, including resolution of any related appeals or litigation. For a tax position that does not meet this first criterion, we recognize no tax benefit. For a tax position that does meet the first criterion, we recognize a tax benefit in an amount equal to the largest amount of benefit that we believe has more than a 50%

likelihood of being realized upon ultimate resolution. We record interest and penalties on uncertain tax positions as income tax expense.
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
Reclassifications: Certain prior year amounts have been reclassified to conform with the current year’s presentation.
Recently adopted accounting standard. In November 2023, the Financial Accounting Standards Board (FASB) issued an updated accounting standard requiring additional disclosures about significant segment expenses and other segment items. We adopted the updated standard as of April 30, 2025 (Note 20). Adoption had no material impact on our consolidated financial statements.
Accounting standards not yet adopted. In December 2023, the FASB issued an updated accounting standard requiring additional disclosures about income taxes, primarily related to the rate reconciliation and information about income taxes paid. We are required to adopt the new guidance beginning in fiscal 2026. The update can be applied either prospectively or retrospectively.
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
We are currently evaluating the impact that adopting these accounting standards updates will have on our disclosures.
2. Balance Sheet Information
Supplemental information on our year-end balance sheets is as follows:

April 30,	2024	2025
Property, plant, and equipment:
Land	$49	49
Buildings	782	841
Equipment	928	869
Construction in process	181	180
	1,940	1,939
Less accumulated depreciation	866	844
	$1,074	$1,095
Accounts payable and accrued expenses:
Accounts payable, trade	$267	$243
Accrued expenses:
Advertising, promotion, and discounts	200	197
Compensation and commissions	105	86
Excise and other non-income taxes	67	67
Other	154	148
	526	498
	$793	$741
Other liabilities:
Contingent consideration	$69	$31
Other	174	156
	$243	$187

April 30,	2024	2025
Accumulated other comprehensive income (loss), net of tax:
Currency translation adjustments	$(111)	$(92)
Cash flow hedge adjustments	10	(5)
Postretirement benefits adjustments	(120)	(123)
	$(221)	$(220)
3. Earnings per Share
We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).
The following table presents information concerning basic and diluted earnings per share:

	2023	2024	2025
Net income available to common stockholders	$783	$1,024	$869
Share data (in thousands):
Basic average common shares outstanding	479,155	476,394	472,655
Dilutive effect of stock-based awards	1,310	826	295
Diluted average common shares outstanding	480,465	477,220	472,950

Basic earnings per share	$1.63	$2.15	$1.84
Diluted earnings per share	$1.63	$2.14	$1.84
We excluded common stock-based awards for approximately 1,107,000 shares, 1,689,000 shares, and 3,325,000 shares from the calculation of diluted earnings per share for 2023, 2024, and 2025, respectively, because they were not dilutive for those periods under the treasury stock method.

4. Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which include no accumulated impairment losses) and other intangible assets over the past two years:

	Goodwill	Other Intangible Assets
Balance as of April 30, 2023	$1,457	$1,164
Purchase accounting adjustments	40	(53)
Business divestitures	(28)	(89)
Foreign currency translation adjustment	(14)	(25)
Impairment	—	(7)
Balance as of April 30, 2024	1,455	990
Foreign currency translation adjustment	50	38
Impairment	—	(47)
Balance as of April 30, 2025	$1,505	$981
Our other intangible assets consist of trademarks and brand names, all with indefinite useful lives.
During fiscal 2024, we recorded a $7 impairment charge related to the write-off of the carrying amount of an immaterial discontinued brand name. During the fourth quarter of fiscal 2025, in connection with the preparation of the consolidated financial statements, we recognized a non-cash impairment charge of $47 for the Gin Mare brand name, largely reflecting a decline in our financial forecast assumptions due to the more challenging macroeconomic environment in Europe (Note 17). The impairment charges are included in “other expense (income), net” in the accompanying consolidated statements of operations.

5. Equity Method Investments
As of April 30, 2024, our equity method investments included a 21.4% ownership of the common stock of The Duckhorn Portfolio, Inc. (“Duckhorn”), which we obtained as partial consideration for our sale of the Sonoma-Cutrer wine business to Duckhorn (Note 15). The carrying amount of our investment in Duckhorn was $267 as of April 30, 2024, reflecting the fair value of the common stock, based on its quoted market price at the April 30, 2024 closing date of the transaction. Our other equity method investments are immaterial.
Also, effective April 30, 2024, we entered into a transition services agreement (TSA) with Duckhorn related to the sale of the Sonoma-Cutrer wine business. Our cost of sales in 2025 included $24 for Sonoma-Cuter products purchased from Duckhorn under the TSA. Fees earned for transition services provided to Duckhorn under the TSA were immaterial. Services related to the TSA ended on or about August 31, 2024.
On October 6, 2024, Duckhorn entered into a definitive agreement pursuant to which Duckhorn would be acquired by private equity funds. The transaction was completed on December 24, 2024. Upon completion of the transaction, we received cash of $350 in exchange for our 21.4% ownership interest in Duckhorn. As a result of the transaction, we recognized a $78 gain on sale of our investment in Duckhorn in 2025.
6. Restructuring and Other Charges
On January 13, 2025, our Board of Directors approved a plan to reduce our structural cost base and realign resources toward future sources of growth (Restructuring Initiative). This included reducing our worldwide headcount by approximately 12% and closing our Louisville-based Brown-Forman Cooperage. These actions were substantially implemented in fiscal 2025, with the remainder to be completed by the end of fiscal 2026.
We expect to incur aggregate charges of approximately $60 to $70 in connection with these actions, consisting primarily of approximately $27 to $32 in severance and other employee-related costs and approximately $33 to $38 in other restructuring costs, including costs related to the Louisville-based Brown-Forman Cooperage facility closure and consulting services associated with the restructuring actions. Through April 30, 2025, we recognized $48 of restructuring and other charges associated with these actions, comprising $46 in restructuring charges and $2 in asset impairments included in other charges. The remaining $12 in other charges represents costs associated with a special one-time early retirement benefit. We also recorded $3 in charges to adjust the carrying value of certain Brown-Forman Cooperage inventory to the amount we expect to realize upon disposal. These charges are included in cost of sales in our consolidated statement of operations. As of April 30, 2025, $27 of the charges to be settled in cash have been paid.
The following table summarizes the restructuring and other charges recognized in fiscal 2025:

Restructuring charges:
Severance and other employee-related costs	$24
Other restructuring charges[1]	22
Restructuring charges	46
Other charges[2]	14
Total restructuring and other charges	$60

1Primarily represents one-time costs related to the cooperage facility closure, consulting services, and other miscellaneous exit costs.
2Represents $12 in costs associated with a special one-time early retirement benefit to qualifying U.S. employees and $2 in impairment charges on certain cooperage facility assets held for sale.

The charges we currently expect to incur in connection with the Restructuring Initiative are subject to a number of assumptions and risks, and actual results may differ materially. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or in connection with, the Restructuring Initiative.

The following table summarizes the activity in our accrued restructuring costs:

	Severance and Other Employee-Related Costs	Other Restructuring Charges	Total
Balance at April 30, 2024	$—	$—	$—
Costs incurred and charged to expense	24	22	46
Costs paid or otherwise settled	(11)	(16)	(27)
Balance at April 30, 2025	$13	$6	$19

7. Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of April 30, 2025.
8. Debt and Credit Facilities
Our long-term debt (net of unamortized discounts and issuance costs) consisted of:

April 30,	2024	2025
3.50% senior notes, $300 principal amount, due April 15, 2025	$300	$—
1.20% senior notes, €300 principal amount, due July 7, 2026	321	342
2.60% senior notes, £300 principal amount, due July 7, 2028	375	401
4.75% senior notes, $650 principal amount, due April 15, 2033	643	644
4.00% senior notes, $300 principal amount, due April 15, 2038	295	296
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	490	490
	2,672	2,421
Less current portion	300	—
	$2,372	$2,421
We repaid the $300 principal amount of 3.50% notes on their maturity date of April 15, 2025.
Debt payments required over the next five fiscal years consist of $0 in 2026, $342 in 2027, $0 in 2028, $402 in 2029, $0 in 2030, and $1,700 after 2030.
The senior notes contain terms, events of default, and covenants customary of these types of unsecured securities, including limitations on the amount of secured debt we can issue.
Details of our short-term borrowings at April 30, 2024 and 2025, are presented below:

April 30,	2024	2025
Commercial paper (par amount)	$429	$313
Average interest rate	5.49%	4.64%
Average remaining days to maturity	12	12
We have a committed revolving credit agreement with various U.S. and international banks for $900 that expires in May 2029. At April 30, 2025, there were no borrowings outstanding under this facility.

9. Common Stock
The following table shows the change in outstanding common shares during each of the last three years:

(Shares in thousands)	Class A	Class B	Total
Balance at April 30, 2022	169,175	309,845	479,020
Stock issued under compensation plans	65	231	296
Balance at April 30, 2023	169,240	310,076	479,316
Acquisition of treasury stock	(176)	(6,736)	(6,912)
Stock issued under compensation plans	44	152	196
Balance at April 30, 2024	169,108	303,492	472,600
Stock issued under compensation plans	21	48	69
Balance at April 30, 2025	169,129	303,540	472,669

10. Net Sales

The following table shows our net sales by geography:

	2023	2024	2025
United States	$1,968	$1,889	$1,765
Developed International[1]	1,178	1,154	1,090
Emerging[2]	824	869	852
Travel Retail[3]	170	179	166
Non-branded and bulk[4]	88	87	102
	$4,228	$4,178	$3,975

1Represents net sales of branded products to “advanced economies” as defined by the International Monetary Fund (IMF), excluding the United States. Our top developed international markets are Germany, Australia, the United Kingdom, France, and Canada.
2Represents net sales of branded products to “emerging and developing economies” as defined by the IMF. Our top emerging markets are Mexico, Poland, Brazil, and Türkiye.
3Represents net sales of branded products to global duty-free customers, other travel retail customers, and the U.S. military, regardless of customer location.
4Includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey, regardless of customer location.

The following table shows our net sales by product category:

	2023	2024	2025
Whiskey[1]	$2,915	$2,832	$2,828
Ready-to-Drink[2]	509	520	491
Tequila[3]	320	306	262
Non-branded and bulk[4]	88	87	102
Rest of portfolio[5]	396	433	292
	$4,228	$4,178	$3,975

1Includes all whiskey spirits and whiskey-based flavored liqueurs. The brands included in this category are the Jack Daniel’s family of brands (excluding the “Ready-to-Drink” products outlined below), the Woodford Reserve family of brands, the Old Forester family of brands, The Glendronach, Benriach, Glenglassaugh, and Slane Irish Whiskey.
2Includes the Jack Daniel’s ready-to-drink (RTD) and ready-to-pour (RTP) products, New Mix, and other RTD/RTP products.
3Includes el Jimador, the Herradura family of brands, and other tequilas.
4Includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey.
5Includes Korbel California Champagnes and Korbel Brandy (announced the end of the sales, marketing, and distribution relationship effective June 30, 2025), Diplomático, Chambord, Gin Mare, Sonoma-Cutrer (which was divested on April 30, 2024), Finlandia Vodka (which was divested on November 1, 2023), Fords Gin, and other agency brands (brands we do not own, but sell in certain markets).

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

	Pension Benefits		Medical and Life Insurance Benefits
	2024	2025	2024	2025
Obligation at beginning of year	$731	$679	$40	$36
Service cost	18	16	—	—
Interest cost	34	35	2	2
Net actuarial loss (gain)[1]	(61)	5	(3)	3
Plan amendments	1	—	—	—
Retiree contributions	—	—	3	2
Benefits paid	(44)	(52)	(6)	(5)
Special termination benefits	—	—	—	1
Obligation at end of year	$679	$683	$36	$39

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
As shown in the previous table, the change in the value of our pension and other postretirement benefit obligations also includes the effect of benefit payments and retiree contributions. Expected benefit payments (net of retiree contributions) over the next 10 years are as follows:

	Pension Benefits	Medical and Life Insurance Benefits
2026	$105	$4
2027	50	4
2028	51	4
2029	52	4
2030	52	3
2031 – 2035	260	15
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
Asset allocation is the most important method for achieving our investment goals and is based on our assessment of the plans’ long-term return objectives and the appropriate balances needed for liquidity, stability, and diversification. As of April 30, 2025, our target asset allocation is a mix of 26% public equity investments, 59% fixed income investments, and 15% alternative investments.

The following table shows the fair value of pension plan assets by category as of the end of the last two years. (Fair value levels are defined in Note 17.)

	Level 1	Level 2	Level 3	Total
April 30, 2024
Equity securities	$31	$—	$—	$31
Fixed income investments	—	278	—	278
Limited partnership interest[1]	—	—	1	1
	$31	$278	$1	310
Investments measured at net asset value:
Commingled trust funds[2]:
Equity funds				118
Fixed income funds				53
Real estate fund				49
Short-term investments				11
Limited partnership interests[3]				38

Net receivable (payable) for pending transactions				(3)
Total				$576

April 30, 2025
Equity securities	$25	$—	$—	$25
Fixed income investments	—	242	—	242
Limited partnership interest[1]	—	—	1	1
	$25	$242	$1	268
Investments measured at net asset value:
Commingled trust funds[2]:
Equity funds				115
Fixed income funds				28
Real estate fund				41
Short-term investments				75
Limited partnership interests[3]				47

Net receivable (payable) for pending transactions				2
Total				$576

1 This limited partnership interest was initially valued at cost and has been adjusted to fair value as determined in good faith by management of the partnership using various factors, and does not meet the requirements for reporting at the net asset value (NAV). The valuation requires significant judgment due to the absence of quoted market prices and the inherent lack of liquidity. This limited partnership has a term expiring in September 2025.
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

	Pension Benefits		Medical and Life Insurance Benefits
	2024	2025	2024	2025
Assets at beginning of year	$606	$576	$—	$—
Actual return on assets	(2)	36	—	—
Retiree contributions	—	—	3	2
Company contributions	16	16	3	3
Benefits paid	(44)	(52)	(6)	(5)
Assets at end of year	$576	$576	$—	$—
We currently expect to contribute $16 to our pension plans and $4 to our postretirement medical and life insurance benefit plans during 2026.
Funded status. The funded status of a plan refers to the difference between its assets and its obligations. The following table shows the funded status of our plans.

	Pension Benefits		Medical and Life Insurance Benefits
April 30,	2024	2025	2024	2025
Assets	$576	$576	$—	$—
Obligations	(679)	(683)	(36)	(39)
Funded status	$(103)	$(107)	$(36)	$(39)
The funded status is recorded on the accompanying consolidated balance sheets as follows:

	Pension Benefits		Medical and Life Insurance Benefits
April 30,	2024	2025	2024	2025
Other assets	$32	$31	$—	$—
Accounts payable and accrued expenses	(8)	(9)	(3)	(4)
Accrued pension and other postretirement benefits	(127)	(129)	(33)	(35)
Net liability	$(103)	$(107)	$(36)	$(39)
Accumulated other comprehensive income (loss), before tax:
Net actuarial gain (loss)	$(166)	$(171)	$2	$—
Prior service credit (cost)	(4)	(2)	1	1
	$(170)	$(173)	$3	$1
The following table compares our pension plans whose accumulated benefit obligations exceed their assets with our pension plans whose assets exceed their accumulated benefit obligations.

	Accumulated Benefit Obligation		Plan Assets
April 30,	2024	2025	2024	2025
Plans with accumulated benefit obligation in excess of assets	$(124)	$(128)	$—	$—
Plans with assets in excess of accumulated benefit obligation	(487)	(507)	576	576
Total	$(611)	$(635)	$576	$576

The following table compares our pension plans whose projected benefit obligations exceed their assets with our pension plans whose assets exceed their projected benefit obligations.

	Projected Benefit Obligation		Plan Assets
April 30,	2024	2025	2024	2025
Plans with projected benefit obligation in excess of assets	$(135)	$(138)	$—	$—
Plans with assets in excess of projected benefit obligation	(544)	(545)	576	576
Total	$(679)	$(683)	$576	$576
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

	Pension Benefits
	2023	2024	2025
Service cost	$20	$18	$16
Interest cost	32	34	35
Expected return on assets	(43)	(40)	(38)
Amortization of:
Prior service cost (credit)	1	1	1
Net actuarial loss (gain)	9	6	2
Curtailment charge	—	—	2
Settlement charge	29	—	—
Net cost	$48	$19	$18
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
The settlement charge recognized during 2023 was triggered by fiscal year-to-date lump-sum payments under certain pension plans surpassing total annual service and interest cost for those plans.
Other postretirement benefits cost. The following table shows the components of the postretirement medical and life insurance benefits cost that we recognized during each of the last three years.

	Medical and Life Insurance Benefits
	2023	2024	2025
Service cost	$1	$—	$—
Interest cost	1	2	2
Curtailment charge	—	—	1
Net cost	$2	$2	$3
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

	Pension Benefits			Medical and Life Insurance Benefits
	2023	2024	2025	2023	2024	2025
Prior service credit (cost)	$—	$(1)	$—	$—	$—	$—
Net actuarial gain (loss)	(29)	20	(6)	2	3	(2)
Amortization reclassified to earnings:
Prior service cost (credit)	1	1	1	—	—	(1)
Net actuarial loss (gain)	38	6	2	—	—	—
Net amount recognized in OCI	$10	$26	$(3)	$2	$3	$(3)
Assumptions and sensitivity. We use various assumptions to determine the obligations and cost related to our pension and other postretirement benefit plans. The weighted-average assumptions used in computing benefit plan obligations as of the end of the last two years were as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2024	2025	2024	2025
Discount rate	5.70%	5.62%	5.66%	5.45%
Rate of salary increase	4.00%	4.00%	n/a	n/a
Interest crediting rate	4.79%	4.69%	n/a	n/a

The weighted-average assumptions used in computing benefit plan cost during each of the last three years were as follows:

	Pension Benefits			Medical and Life Insurance Benefits
	2023	2024	2025	2023	2024	2025
Discount rate for service cost	4.52%	4.98%	5.74%	4.50%	5.02%	5.73%
Discount rate for interest cost	4.12%	4.79%	5.53%	3.96%	4.78%	5.49%
Rate of salary increase	4.00%	4.00%	4.00%	n/a	n/a	n/a
Interest crediting rate	3.06%	3.69%	4.79%	n/a	n/a	n/a
Expected return on plan assets	6.25%	6.50%	6.56%	n/a	n/a	n/a
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
The assumed health care cost trend rates as of the end of the last two years were as follows:

	Medical and Life Insurance Benefits
	2024	2025
Health care cost trend rate assumed for next year	7.13%	8.54%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2032	2034

Savings plans. We also sponsor various defined contribution benefit plans that together cover substantially all U.S. employees. Employees can make voluntary contributions in accordance with their respective plans, which include a 401(k) tax deferral option. We match a percentage of each employee’s contributions in accordance with plan terms. We expensed $14, $14, and $13 for matching contributions during 2023, 2024, and 2025, respectively.
International plans. The information presented above for defined benefit plans and defined contribution benefit plans reflects amounts for U.S. plans only. Information about similar international plans is not presented due to immateriality.
12. Stock-Based Compensation
The Brown-Forman 2022 Omnibus Compensation Plan (Plan) is our incentive compensation plan, designed to reward participants (including eligible executive officers, other employees, and non-employee directors) for company performance. Under the Plan, we can grant stock-based incentive awards for up to 12,412,433 shares of common stock to eligible participants until July 28, 2032. As of April 30, 2025, awards for approximately 10,640,000 shares remain available for issuance under the Plan. We try to limit the source of shares delivered to participants under the Plan to treasury shares that we purchase from time to time on the open market (in connection with a publicly announced share repurchase program), in private transactions, or otherwise.
Awards granted under the Plan include stock-settled stock appreciation rights (SSARs), performance-based restricted stock units (PBRSUs), time-based restricted stock units (RSUs), and deferred stock units (DSUs).
SSARs. We grant SSARs at an exercise price equal to the closing market price of the underlying stock on the grant date. SSARs become exercisable after three years from the first day of the fiscal year of grant and generally are exercisable for seven years after that date. The following table presents information about SSARs outstanding as of April 30, 2025, and for the year then ended.

	Number of SSARs (in thousands)	Weighted- Average Exercise Price per SSAR	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at April 30, 2024	3,750	$55.37
Granted	595	44.97
Exercised	(19)	39.58
Forfeited or expired	(448)	42.98
Outstanding at April 30, 2025	3,878	$55.29	4.6	$—
Exercisable at April 30, 2025	2,653	$53.25	3.1	$—
We use the Black-Scholes pricing model to calculate the grant-date fair value of a SSAR. The weighted-average grant-date fair values and related valuation assumptions for the SSARS granted during each of the last three years were as follows:

	2023	2024	2025
Grant-date fair value	$20.67	$21.69	$12.86
Valuation assumptions:
Expected term (years)	7.0	7.0	7.0
Risk-free interest rate	2.7%	4.1%	4.1%
Expected volatility	24.8%	25.0%	26.1%
Expected dividend yield	1.0%	1.2%	1.9%
The expected term is based on past exercise experience for similar awards. The risk-free interest rate is based on zero-coupon U.S. Treasury rates as of the date of grant. Expected volatility and dividend yield are based on historical data, with consideration of other factors when applicable.
PBRSUs. The PBRSUs vest at the end of a three-year performance period that begins on the first day of the fiscal year of grant. For PBRSUs granted in fiscal 2023, performance is measured in full by comparing the three-year cumulative total shareholder return (TSR) of our Class B common stock to the three-year cumulative TSR of the companies in the Standard & Poor’s Consumer Staples Index (the peer group). Beginning with PBRSUs granted in fiscal 2024, performance is measured based in part (50%) on our TSR compared to the TSR of a specified peer group and in part (50%) on our adjusted operating income growth compared to the adjusted operating income growth of the peer group over the three-year performance period. At the end of the performance period, the number of PBRSUs is adjusted for performance, and then adjusted upward to account for dividends paid during the second and third years of the performance period. The resulting PBRSUs are then converted to common shares.
The following table presents information about PBRSUs outstanding as of April 30, 2025, and for the year then ended.

	Number of PBRSUs (in thousands)	Weighted- Average Fair Value at Grant Date
Outstanding at April 30, 2024	413	$76.53
Granted	356	$42.09
Adjusted for performance and dividends	(50)	$70.04
Converted to common shares	(54)	$70.04
Forfeited	(27)	$48.81
Outstanding at April 30, 2025	638	$59.53
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

	2023	2024	2025
Valuation assumptions:
Risk-free interest rate	2.8%	4.6%	4.3%
Expected volatility	29.8%	22.2%	24.6%
Expected dividend yield	1.0%	1.2%	1.9%
Remaining performance period (years) as of grant date	2.8	2.8	2.8
RSUs. Beginning in fiscal 2024, we grant time-based restricted stock units (RSUs) to certain non-executive employees. Each RSU represents the right to receive one share of Class B common stock. The RSUs vest in three equal amounts at the end of each of the subsequent three fiscal years. Outstanding RSUs are credited with dividend-equivalent RSUs when dividends are paid on our common stock. The grant-date fair value of an RSU is the closing market price of the underlying stock on the grant date. The following table presents information about RSUs outstanding as of April 30, 2025, and for the year then ended.

	Number of RSUs (in thousands)	Weighted- Average Fair Value at Grant Date
Outstanding at April 30, 2024	87	$68.88
Granted	157	$44.65
Additions for dividend equivalents	4	$53.38
Converted to common shares	(30)	$68.28
Forfeited	(10)	$45.83
Outstanding at April 30, 2025	208	$51.51
DSUs. DSUs are granted to our non-employee directors. Each DSU represents the right to receive one share of common stock based on the closing price of the shares on the date of grant. Outstanding DSUs are credited with dividend-equivalent DSUs when dividends are paid on our common stock. Each annual grant vests after one year. DSUs are paid out in shares after the completion of a director’s tenure on the board plus a six-month waiting period. The director may elect to receive the distribution either in a single lump sum or in ten equal annual installments. As of April 30, 2025, there were approximately 215,000 outstanding DSUs, of which approximately 180,000 were vested.

The grant-date fair value of a DSU is the closing market price of the underlying stock on the grant date. The weighted average grant-date fair values for these awards granted during each of the last three years were as follows:

	2023	2024	2025
Grant-date fair value	$72.10	$71.23	$45.99
Additional information. The pre-tax stock-based compensation expense and related deferred income tax benefits recognized during the last three fiscal years were as follows:

	2023	2024	2025
Pre-tax compensation expense	$18	$25	$28
Deferred tax benefit	3	3	3
As of April 30, 2025, there was $15 of total unrecognized compensation cost related to non-vested stock-based awards. That cost is expected to be recognized over a weighted-average period of 1.5 years. Further information related to our stock-based awards for the last three years is as follows:

	2023	2024	2025
Intrinsic value of SSARs exercised	$19	$12	$—
Fair value of shares vested	6	4	5
Tax benefit from exercise / vesting of awards	4	3	1

13. Income Taxes
We incur income taxes on the earnings of our U.S. and foreign operations. The following table, based on the locations of the taxable entities from which sales were derived (rather than the location of customers), presents the U.S. and foreign components of our income before income taxes:

	2023	2024	2025
United States	$841	$917	$826
Foreign	176	381	255
	$1,017	$1,298	$1,081
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
Total income tax expense for a year includes the tax associated with the current tax return (current tax expense) and the change in the net deferred tax asset or liability (deferred tax expense). Our total income tax expense for each of the last three years was as follows:

	2023	2024	2025
Current:
U.S. federal	$157	$150	$173
Foreign	46	81	73
State and local	34	25	5
	237	256	251
Deferred:
U.S. federal	(4)	16	(45)
Foreign	6	(5)	19
State and local	(5)	7	(13)
	(3)	18	(39)
	$234	$274	$212

Our consolidated effective tax rate usually differs from current statutory rates due to the recognition of amounts for events or transactions with no tax consequences. The following table reconciles our effective tax rate to the federal statutory tax rate in the United States:

	Percent of Income Before Taxes
	2023	2024	2025
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of U.S. federal tax benefit	2.5%	1.3%	1.7%
Income taxed at other than U.S. federal statutory rate	3.0%	0.5%	1.5%
Prior intercompany sales taxed at higher than current U.S. federal statutory rate	1.0%	—%	—%
Tax benefit from foreign-derived sales	(3.0%)	(1.7%)	(2.8)%
Business divestitures	—%	(0.7%)	—%
Adjustments related to prior years	(0.5%)	—%	(1.7)%
Excess tax benefits from stock-based awards	(0.3%)	(0.1%)	—%
Tax rate changes	—%	0.4%	—%
Valuation allowance	(1.3%)	0.1%	1.4%
Other, net	0.6%	0.4%	(1.5)%
Effective rate	23.0%	21.2%	19.6%
Deferred tax assets and liabilities as of the end of each of the last two years were as follows:

April 30,	2024	2025
Deferred tax assets:
Postretirement and other benefits	$65	$65
Accrued liabilities and other	29	44
Inventories	26	42
Lease liabilities	27	27
Derivative instruments	—	2
Loss and credit carryforwards	65	57
Interest expense limitation carryforwards	18	23
Total deferred tax assets	230	260
Valuation allowance	(16)	(35)
Total deferred tax assets, net of valuation allowance	214	225
Deferred tax liabilities:
Intangible assets	(295)	(294)
Property, plant, and equipment	(93)	(96)
Right-of-use assets	(27)	(27)
Derivative instruments	(3)	—
Equity method investments	(37)	—
Other	(5)	(2)
Total deferred tax liabilities	(460)	(419)
Net deferred tax liability	$(246)	$(194)

Details of the loss, credit, and interest expense limitation carryforwards and related valuation allowances as of the end of each of the last two years are as follows:

	April 30, 2024			April 30, 2025
	Gross Amount	Deferred Tax Asset	Valuation Allowance	Gross Amount	Deferred Tax Asset		Valuation Allowance
Loss and credit carryforwards:
U.S.	$110	$38	$(7)	$68	$31	[1]	$(10)
Foreign	161	27	(9)	135	26	[2]	(15)
	271	65	(16)	203	57		(25)
Interest expense limitation carryforwards:
Foreign	74	18	—	91	23	[3]	(10)
Total carryforwards	$345	$83	$(16)	$294	$80		$(35)

1As of April 30, 2025, the deferred tax asset amount includes credit carryforwards of $12 that do not expire and loss and credit carryforwards of $19 that expire in varying amounts from 2026 to 2050.
2As of April 30, 2025, the deferred tax asset includes loss carryforwards of $23 that do not expire and $3 that expire in varying amounts over the next 10 years.
3The interest expense limitation carryforwards do not expire.
As of April 30, 2025, we had approximately $1,890 of undistributed earnings from our foreign subsidiaries ($1,909 at April 30, 2024). These earnings have been previously subject to tax, primarily as a result of the 2017 Tax Cuts and Jobs Act. Historically, we have asserted that the undistributed earnings of our foreign subsidiaries are reinvested indefinitely outside the United States. We continue to maintain indefinite reinvestment assertions for most undistributed earnings of our foreign subsidiaries, and no deferred taxes have been provided on the earnings. For undistributed earnings not considered permanently reinvested, deferred tax liabilities have been provided for any applicable income taxes and withholding taxes payable in various countries, which are not significant. We have also asserted that other outside basis differences related to our foreign subsidiaries are reinvested indefinitely and that the determination of any unrecognized deferred tax liabilities is not practicable due to the complexities in the calculations. The other outside basis differences relate primarily to differences between U.S. GAAP and tax basis that arose through purchase accounting. These basis differences could reverse through sales of foreign subsidiaries or other transactions, none of which are considered probable as of April 30, 2025.
At April 30, 2025, we had $13 of gross unrecognized tax benefits, $11 of which would reduce our effective income tax rate if recognized. A reconciliation of the beginning and ending unrecognized tax benefits follows:

	2023	2024	2025
Unrecognized tax benefits at beginning of year	$14	$21	$14
Additions for tax positions provided in prior periods	8	1	—
Additions for tax positions provided in current period	3	2	2
Decreases for tax positions provided in prior years	—	(3)	—
Settlements of tax positions in the current period	—	(3)	—
Lapse of statutes of limitations	(4)	(4)	(3)
Unrecognized tax benefits at end of year	$21	$14	$13
We file federal income tax returns in the United States and also file tax returns in various state, local and foreign jurisdictions. The major jurisdictions where we are subject to examination by tax authorities include the United States, Brazil, Korea, Mexico, Netherlands, and the United Kingdom. We have tax years open for examination from 2013 and forward. Various tax examinations are currently in progress in the United States, for both federal and states, and in certain foreign jurisdictions. In the United States, we are participating in the Internal Revenue Service’s Compliance Assurance Program for our fiscal 2025 tax year.
We believe there will be no material change in our gross unrecognized tax benefits in the next 12 months.

14. Acquisitions
Gin Mare. On November 3, 2022, we acquired the Gin Mare and Gin Mare Capri brands through our purchase of 100% of the equity interests of Gin Mare Brand, S.L.U., a Spanish company, and Mareliquid Vantguard, S.L.U., a Spanish company (the “Gin Mare acquisition”). The acquisition was accounted for as a business combination. The purchase price of the Gin Mare acquisition was $523, which consisted of $468 in cash paid at the acquisition date plus contingent consideration of $55.
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
Any contingent consideration earned by the sellers will become payable in cash upon exercise by the sellers of the right to receive the payment, which can occur no later than July 2027. The amount payable will depend on the achievement of net sales targets for Gin Mare for the latest fiscal year completed prior to the date of exercise by the sellers. The possible payments range from zero to €90. See Note 17 for additional information about the contingent consideration liability.
At the acquisition date, we also entered into a supply agreement with the sellers for the production and supply of Gin Mare products to us, at market terms, for an initial period of 10 years (subject to subsequent renewal periods).
Diplomático. On January 5, 2023, we acquired the Diplomático and Botucal rum brands through our purchase of (i) 100% of the equity interests of (a) International Rum and Spirits Distributors Unipessoal, Lda., a Portuguese company, (b) Diplomático Branding Unipessoal Lda., a Portuguese company, (c) International Bottling Services, S.A., a Panamanian corporation, and (d) International Rum & Spirits Marketing Solutions, S.L., a Spanish company; and (ii) certain assets of Destilerias Unidas Corp. (the “Diplomático acquisition”). The acquisition was accounted for as a business combination. The purchase price of the Diplomático acquisition consisted of cash of $723 (net of a post-closing working capital adjustment of $4).
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
15. Gain on Business Divestitures
On November 1, 2023, we sold the Finlandia vodka business to Coca-Cola HBC AG for $196 in cash. As a result of the sale, we recognized a pre-tax gain of $92 during fiscal 2024.
On April 30, 2024, we sold the Sonoma-Cutrer wine business to The Duckhorn Portfolio, Inc. (“Duckhorn”) in exchange for an ownership percentage of 21.4% in Duckhorn (Note 5) and cash of $50. As a result of the sale, we recognized a pre-tax gain of $175 during fiscal 2024.

16. Derivative Financial Instruments and Hedging Activities
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
We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $566 and $463 at April 30, 2024 and 2025, respectively. The maximum term of outstanding derivative contracts was 24 months at both April 30, 2024 and 2025.
We also use foreign currency-denominated debt to help manage our foreign currency exchange risk. We designate a portion of those debt instruments as net investment hedges, which are intended to mitigate foreign currency exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. The amount of foreign currency-denominated debt designated as net investment hedges was $497 and $531 as of April 30, 2024 and 2025, respectively.
At inception, we expect each financial instrument designated as a hedge to be highly effective in offsetting the financial exposure it is designed to mitigate, and we assess hedge effectiveness continually. If we determine that any financial instruments designated as hedges are no longer highly effective, we discontinue hedge accounting for those instruments.
We use forward purchase contracts with suppliers to protect against corn price volatility. We expect to take physical delivery of the corn underlying each contract and use it for production over a reasonable period of time. Accordingly, we account for these contracts as normal purchases rather than as derivative instruments.
During fiscal 2024, we reclassified $26 of gains on net investment hedges from AOCI to earnings in connection with the divestiture of Finlandia.

The following table presents the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings during each of the last three years:

	Classification in Statement of Operations	2023	2024	2025
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$4	$11	$(9)
Net gain (loss) reclassified from AOCI into earnings	Sales	37	12	10
Interest rate derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	(1)	—	—
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	(1)	—	2
Net gain (loss) recognized in earnings	Other income (expense), net	16	8	(4)
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	3	3	(32)
Net gain (loss) reclassified from AOCI to earnings	Gain on business divestitures	—	26	—

Total amounts presented in the accompanying consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		5,372	5,328	5,056
Gain on business divestitures		—	267	—
Other income (expense), net		(119)	(24)	52
We expect to reclassify $8 of deferred net losses on cash flow hedges recorded in AOCI as of April 30, 2025, to earnings during fiscal 2026. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.
The following table presents the fair values of our derivative instruments as of April 30, 2024 and 2025:

	Balance Sheet Classification	Derivative Assets	Derivative Liabilities
April 30, 2024
Designated as cash flow hedges:
Currency derivatives	Other current assets	$11	$(2)
Currency derivatives	Other assets	1	(1)
Not designated as hedges:
Currency derivatives	Accrued expenses	—	(1)
April 30, 2025
Designated as cash flow hedges:
Currency derivatives	Accrued expenses	2	(11)
Currency derivatives	Other liabilities	—	(3)
Not designated as hedges:
Currency derivatives	Other current assets	2	—
The fair values reflected in the above table are presented on a gross basis. However, as discussed further below, the fair values of those instruments subject to net settlement agreements are presented on a net basis in our balance sheets.
In our statements of cash flows, we classify cash flows related to cash flow hedges in the same category as the cash flows from the hedged items.

Credit risk. We are exposed to credit-related losses if the counterparties to our derivative contracts default. This credit risk is limited to the fair value of the contracts. To manage this risk, we contract only with major financial institutions that have earned investment-grade credit ratings and with whom we have standard International Swaps and Derivatives Association (ISDA) agreements that allow for net settlement of the derivative contracts. Also, we have established counterparty credit guidelines that we monitor regularly. Based on our most recent assessment, we consider our counterparty credit risk to be low.
Our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of all derivatives with creditworthiness requirements that were in a net liability position was $1 and $12 at April 30, 2024 and 2025, respectively.
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
The following table summarizes the gross and net amounts of our derivative contracts:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2024
Derivative assets	$12	$(3)	$9	$—	$9
Derivative liabilities	(4)	3	(1)	—	(1)
April 30, 2025
Derivative assets	4	(2)	2	—	2
Derivative liabilities	(14)	2	(12)	—	(12)
No cash collateral was received or pledged related to our derivative contracts as of April 30, 2024 or 2025.
17. Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	2024		2025
April 30,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$446	$446	$444	$444
Currency derivatives	9	9	2	2
Liabilities:
Currency derivatives	1	1	12	12
Contingent consideration	69	69	31	31
Short-term borrowings	428	428	312	312
Long-term debt (including current portion)	2,672	2,468	2,421	2,255
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
The following table shows the changes in our contingent consideration liability:

Balance as of April 30, 2023	$63
Purchase accounting adjustment	(1)
Change in fair value[1]	9
Foreign currency translation adjustment	(2)
Balance as of April 30, 2024	69
Change in fair value[1]	(43)
Foreign currency translation adjustment	5
Balance as of April 30, 2025	$31
1Classified as “other expense (income), net” in the accompanying consolidated statement of operations.
The decrease in the fair value of our contingent consideration liability in fiscal 2025 was primarily driven by lower net sales projections for Gin Mare due to the more challenging macroeconomic environment in Europe. See Note 14 for additional information about the contingent consideration liability.
We measure some assets and liabilities at fair value on a nonrecurring basis. That is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in some circumstances (for example, when we determine that an asset is impaired). During the third quarter of fiscal 2023, we recognized a non-cash impairment charge of $96 related to the Finlandia brand name, which was divested on November 1, 2023. Additionally, during the fourth quarter of fiscal 2025, as a result of our annual impairment analysis performed as of the first day of our fourth fiscal quarter, we recognized a non-cash impairment charge of $47 related to the Gin Mare brand name (Note 4). The impairment charges were based on the estimated fair value of each brand name, which we determined using the relief-from-royalty method. The fair value measurements determined using this method are categorized as Level 3 within the valuation hierarchy. No other material nonrecurring fair value measurements were required during the periods presented in these financial statements.
18. Leases
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

The following table shows information about our leases as of the end of the last two years:

	Balance Sheet Classification	April 30, 2024	April 30, 2025
Right-of-use assets	Other assets	$96	$101

Lease liabilities:
Current	Accounts payable and accrued expenses	$24	$26
Non-current	Other liabilities	73	78
Total		$97	$104

Weighted-average discount rate		4.2%	4.5%
Weighted-average remaining term		5.1 years	4.8 years
The following table shows information about the effects of leases during each of the last three years:

	2023	2024	2025
Total lease cost[1]	$38	$51	$45
Cash paid for amounts included in the measurement of lease liabilities[2]	25	29	30
Right-of-use assets obtained in exchange for new lease liabilities	29	38	33
1Consists primarily of operating lease cost. Other components of lease cost were not material.
2Classified within operating activities in the accompanying consolidated statements of cash flows.

The following table includes a maturity analysis of future (undiscounted) lease payments and a reconciliation of those payments to the lease liabilities recorded on our balance sheet as of April 30, 2025:

April 30, 2025
2026	$30
2027	27
2028	20
2029	16
2030	12
Thereafter	10
Total lease payments	115
Less: Present value discount	(11)
Lease liabilities	$104

19. Other Comprehensive Income
The following table presents the components of net other comprehensive income (loss) during each of the last three years:

	Pre-Tax	Tax	Net
Year Ended April 30, 2023
Currency translation adjustments:
Net gain (loss) on currency translation	$135	$—	$135
Reclassification to earnings	—	—	—
Other comprehensive income (loss), net	135	—	135
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	3	(1)	2
Reclassification to earnings[1]	(37)	8	(29)
Other comprehensive income (loss), net	(34)	7	(27)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(26)	6	(20)
Reclassification to earnings[2]	38	(9)	29
Other comprehensive income (loss), net	12	(3)	9

Total other comprehensive income (loss), net	$113	$4	$117

Year Ended April 30, 2024
Currency translation adjustments:
Net gain (loss) on currency translation	$(16)	$(1)	$(17)
Reclassification to earnings[3]	4	6	10
Other comprehensive income (loss), net	(12)	5	(7)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	11	(2)	9
Reclassification to earnings[1]	(12)	3	(9)
Other comprehensive income (loss), net	(1)	1	—
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	22	(5)	17
Reclassification to earnings[2]	6	(2)	4
Other comprehensive income (loss), net	28	(7)	21

Total other comprehensive income (loss), net	$15	$(1)	$14

Year Ended April 30, 2025
Currency translation adjustments:
Net gain (loss) on currency translation	$9	$10	$19
Reclassification to earnings	—	—	—
Other comprehensive income (loss), net	9	10	19
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(9)	2	(7)
Reclassification to earnings[1]	(10)	2	(8)
Other comprehensive income (loss), net	(19)	4	(15)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(8)	3	(5)
Reclassification to earnings[2]	2	—	2
Other comprehensive income (loss), net	(6)	3	(3)

Total other comprehensive income (loss), net	$(16)	$17	$1
1Pre-tax amount is classified as sales in the accompanying consolidated statements of operations.
2Pre-tax amount is classified as non-operating postretirement expense in the accompanying consolidated statements of operations.
3Pre-tax amount is classified in gain on business divestitures in the accompanying consolidated statements of operations.

20. Segment and Other Information
Our business constitutes a single operating segment, which derives its revenues predominantly from global sales of beverage alcohol consumer products.
Our Chief Executive Officer is our chief operating decision maker, who manages business operations, evaluates performance, and allocates resources based on segment metrics such as net sales, gross profit, operating income, and net income. Significant segment expenses include cost of sales, advertising expenses, and selling, general, and administrative expenses. Other segment items include (when applicable): restructuring and other charges; gain on business divestitures; other expense (income), net; non-operating postretirement expense; interest income; interest expense; equity method investment income and gain on sale; and income taxes. The amount of each of these segment measures is the same as the consolidated amount presented in the accompanying consolidated statements of operations.
The segment’s assets, expenditures for additions to long-lived assets, and depreciation and amortization are the same as the consolidated amounts presented in the accompanying consolidated balance sheets and consolidated statements of cash flows.
The following table presents consolidated net sales by country:

	2023	2024	2025
United States	$1,968	$1,889	$1,765
Mexico	244	290	267
Germany	239	263	253
Australia	221	204	199
United Kingdom	207	185	174
Other[1]	1,349	1,347	1,317
Total net sales	$4,228	$4,178	$3,975

1Includes net sales of (a) branded products to countries not listed above; (b) branded products to global duty-free customers, other travel retail customers, and the U.S. military, regardless of customer location; and (c) used barrels, contract bottling services, and non-branded bulk whiskey, regardless of customer location.

Net sales are attributed to countries based on where customers are located. See Note 10 for additional information about net sales, including net sales by product category.
Our two largest customers accounted for 14% and 12% of consolidated net sales in 2023; 13% and 11% of consolidated net sales in 2024; and 13% and 11% of consolidated net sales in 2025.
The net book value of property, plant, and equipment located outside the United States was $255 and $283 as of April 30, 2024 and 2025, respectively. Other long-lived assets located outside the United States are not significant.

21. Assets Held for Sale
As discussed in Note 6, our Restructuring Initiative included the planned closure of our Louisville-based Brown-Forman Cooperage. In January 2025, we reached an agreement to close that facility and sell the related assets.
In connection with this transaction, we recorded a $2 impairment charge in 2025 to write down the long-lived assets held for sale to their estimated fair value (net of selling costs). We also recorded $3 in charges to adjust the carrying amount of inventories held for sale as part of the transaction. We estimated the fair value based on the expected proceeds from the transaction. The carrying amount of the assets held for sale as of April 30, 2025, was $121, consisting of $33 in property, plant, and equipment, net, and $88 in inventories. The total carrying amount of the assets held for sale is presented as a separate line item in the consolidated balance sheet as of April 30, 2025.
On May 1, 2025, we completed the sale of the facility and related assets, resulting in an immaterial pre-tax impact on our consolidated statement of operations in fiscal 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (our principal executive and principal financial officers), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of fiscal 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the Company in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended April 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm. Management’s report on our internal control over financial reporting as of April 30, 2025, and our independent registered public accounting firm’s report on our internal control over financial reporting are set forth in “Item 8. Financial Statements and Supplementary Data.”
Item 9B. Other Information
During the three months ended April 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below:

Name & Title	Action	Character of Trading Arrangement	Date	Duration of Trading Arrangement[1]	Aggregate Number of Securities to be Sold Pursuant to Trading Arrangement
Lawson E. Whiting President and Chief Executive Officer	Adoption	Rule 10b5-1 trading arrangement	3/31/2025	3/31/2026	Up to 70,921 shares of the Company’s Class A and/or Class B common stock
1Trading arrangement terminates upon the earlier of (a) the completion of all sales under the trading arrangement and (b) the date listed in the table above.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information on our Executive Officers is included under the caption “Information about Our Executive Officers” in Part I of this report. For the other information required by this item, see the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held on or about July 24, 2025 (“2025 Proxy Statement”), which information is incorporated into this report by reference: (a) “Proposal 1: Election of Directors” (for biographical information on directors and family relationships); (b) “Code of Conduct and Code of Ethics for Senior Financial Officers” (for information on our code of ethics); (c) “Selection of Directors” (for information on the procedures by which security holders may recommend nominees to the Company's Board of Directors); (d) “Board Committees” (for information on our Audit Committee); (e) “Insider Trading Policy: Hedging, Derivatives, and Short Sale Transactions Prohibited” (for information on our Insider Trading Policy); and (f) Delinquent Section 16(a) Reports.

Item 11. Executive Compensation
For the information required by this item, refer to the following sections of our 2025 Proxy Statement, which information is incorporated into this report by reference: (a) “Compensation Discussion and Analysis”; (b) “Compensation Tables”; (c) “Director Compensation”; (d) “Pay Ratio Disclosure”; (e) “Pay Versus Performance”; (f) “Compensation Committee Interlocks and Insider Participation”; and (g) “Compensation Committee Report”.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table summarizes information as of April 30, 2025, about our equity compensation plans under which we have made grants of stock options, stock appreciation rights, restricted stock, market value units, performance units, or other equity awards.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights[1]	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by Class A common stockholders	1,055,595	$55.29	10,639,688
1Includes 203,442 Class B restricted stock units (RSUs); 467,967 Class B performance-based restricted stock units (PBRSUs); 168,791 Class A PBRSUs; 186,346 Class A common deferred stock units (DSUs); and 29,049 Class B common DSUs issued under the Brown-Forman 2004, 2013 Omnibus, and 2022 Omnibus Compensation Plans. SSARs are exercisable for an amount of our common stock with a value equal to the increase in the fair market value of the common stock from the date the SSARs were granted. The fair market value of our common stock at fiscal year-end has been used for the purposes of reporting the number of shares to be issued upon exercise of the 3,877,659 SSARs outstanding at fiscal year-end.
2RSUs, PBRSUs and DSUs have no exercise price because their value depends on continued employment or service over time, and are to be settled for shares of Class B common stock. Accordingly, these have been disregarded for purposes of computing the weighted-average exercise price.
For the other information required by this item, refer to the section entitled “Stock Ownership” of our 2025 Proxy Statement, which information is incorporated into this report by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
For the information required by this item, refer to the following sections of our 2025 Proxy Statement, which information is incorporated into this report by reference: (a) “Certain Relationships and Related Transactions”; and (b) “Our Independent Directors.”
Item 14. Principal Accountant Fees and Services
For the information required by this item, refer to the following sections of our 2025 Proxy Statement, which information is incorporated into this report by reference: (a) “Fees Paid to Independent Registered Public Accounting Firm”; and (b) “Audit Committee Pre-Approval Policies and Procedures.”

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
101
The following materials from Brown-Forman Corporation's Annual Report on Form 10-K for the fiscal year ended April 30, 2025, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Consolidated Statements of Operations, (b) Consolidated Statements of Comprehensive Income, (c) Consolidated Balance Sheets, (d) Consolidated Statements of Cash Flows, (e) Consolidated Statements of Stockholders’ Equity, and (f) Notes to Consolidated Financial Statements.

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

Exhibit Index
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

10.2
Brown-Forman Corporation Amended and Restated Supplemental Executive Retirement Plan and First Amendment thereto, incorporated into this report by reference to Exhibit 10(a) of Brown-Forman Corporation’s Form 10-K for the year ended April 30, 2010, filed on June 25, 2010 (File No. 002-26821).*

Exhibit Index
10.3
Second Amendment to the Brown-Forman Corporation Amended and Restated Supplemental Executive Retirement Plan, incorporated into this report by reference to Exhibit 10(a) of Brown-Forman Corporation’s Form 10-Q for the quarter ended January 31, 2011, filed on March 9, 2011 (File No. 002-26821).*

10.4
Brown-Forman Corporation Amended and Restated Non-Employee Director Deferred Stock Unit Program, incorporated into this report by reference to Exhibit 10.2 of Brown-Forman Corporation’s Form 8-K filed on July 26, 2013 (File No. 002-26821).*

10.5	Brown-Forman Corporation 2013 Omnibus Compensation Plan, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on July 26, 2013 (File No. 002-26821).*
10.6
Form of Employee Stock-Settled Stock Appreciation Right Award Agreement, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on August 1, 2016 (File No. 001-00123).*

10.7
Form of Performance-Based Restricted Stock Unit Award Agreement (Class A) for Fiscal 2021, 2022, and 2023 incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 10-Q for the quarter ended July 31, 2020, filed on September 2, 2020.

10.8
Form of Performance-Based Restricted Stock Unit Award Agreement (Class B) for Fiscal 2021, 2022 and 2023 incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 10-Q for the quarter ended July 31, 2020, filed on September 2, 2020.

10.9
First Amendment to Brown-Forman Corporation Amended and Restated Non-Employee Director Deferred Stock Unit Program, incorporated into this report by reference to Exhibit 10.23 of Brown-Forman Corporation’s Form 10-K for the fiscal year ended April 30, 2022, filed on June 17, 2022 (File No. 001-00123).*

10.10
Brown-Forman 2022 Omnibus Compensation Plan, incorporated into this report by reference to Appendix B of Brown-Forman Corporation’s definitive proxy statement, filed on June 24, 2022, in connection with its 2022 Annual Meeting of Stockholders (File No. 001-00123).*

10.11
Fiscal 2024 Form of Performance-Based Restricted Stock Unit Award Agreement (Class A), incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 10-Q for the quarter ended July 31, 2023, filed on August 30, 2023.*

10.12
Fiscal 2024 Form of Performance-Based Restricted Stock Unit Award Agreement (Class B), incorporated into this report by reference to Exhibit 10.2 of Brown-Forman Corporation’s Form 10-Q for the quarter ended July 31, 2023, filed on August 30, 2023.*

10.13
Fiscal 2024 Form of Employee Stock-Settled Stock Appreciation Right Award Agreement, incorporated into this report by reference to Exhibit 10.3 of Brown-Forman Corporation’s Form 10-Q for the quarter ended July 31, 2023, filed on August 30, 2023.*

10.14
Securities and Asset Purchase Agreement among Brown-Forman Corporation, and Destillers United Group S.L., and Destilerias Unidas Corp., dated as of October 6, 2022, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 10-Q for the quarter ended October 31, 2022, filed on December 7, 2022 (File No. 001-00123).

10.15
Amendment No. 1 to Securities and Asset Purchase Agreement, dated as of January 4, 2023, by and among Brown-Forman Corporation, Destillers United Group S.L., and Destilerias Unidas Corp, incorporated into this report by reference to Exhibit 10.3 of Brown-Forman Corporation’s Form 8-K filed on January 5, 2023 (File No. 001-00123).

10.16
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

10.17
Services Agreement, dated May 6, 2024, by and between Brown-Forman Corporation and Thomas W. Hinrichs, incorporated into this report by reference to Exhibit 10.1 of Brown Forman Corporation’s Form 8-K filed on May 8, 2024 (File No. 001-00123)*

10.18
Fiscal 2025 Form of Performance-Based Restricted Stock Unit Award Agreement, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 10-Q for the quarter ended July 31, 2024, filed on August 29, 2024 (File No. 001-00123). *

10.19
Fiscal 2025 Form of Employee Stock-Settled Stock Appreciation Right Award Agreement, incorporated into this report by reference to Exhibit 10.2 of Brown-Forman Corporation’s Form 10-Q for the quarter ended July 31, 2024, filed on August 29, 2024 (File No. 001-00123). *

10.20
Agreement dated November 15, 2024, by and between Brown-Forman and Matias Bentel, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 10-Q for the quarter ended January 31, 2025, filed on March 5, 2025 (File No. 001-00123). *

19
Brown-Forman Corporation Insider Trading policy, incorporated into this report by reference to Exhibit 19 of Brown-Forman Corporation’s Form 10-K for the fiscal year ended April 30, 2024, filed on June 14, 2024 (File No. 001-00123).

Exhibit Index
97
Brown-Forman Corporation’s Policy on Recoupment of Incentive Compensation, applicable to executive officers, effective as of October 2, 2023, incorporated into this report by reference to Exhibit 97 of Brown-Forman Corporation’s Form 10-K for the fiscal year ended April 30, 2024, filed on June 14, 2024 (File No. 001-00123).

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
President and Chief Executive Officer
Date: June 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 13, 2025, as indicated.

Signature	Title
/s/ Campbell P. Brown	Director, Chair of the Board
Campbell P. Brown

/s/ Lawson E. Whiting	Director, President and Chief Executive Officer of the Company
Lawson E. Whiting	(Principal Executive Officer)

/s/ Elizabeth M. Brown	Director
Elizabeth M. Brown

/s/ Mark A. Clouse	Director
Mark A. Clouse

/s/ Marshall B. Farrer	Director
Marshall B. Farrer

/s/ W. Austin Musselman, Jr.	Director
W. Austin Musselman, Jr.

/s/ Michael J. Roney	Director
Michael J. Roney

/s/ Jan E. Singer	Director
Jan E. Singer

/s/ Tracy L. Skeans	Director
Tracy L. Skeans

Signature	Title
/s/ Elizabeth A. Smith	Director
Elizabeth A. Smith

/s/ Michael A. Todman	Director
Michael A. Todman

/s/ Leanne D. Cunningham	Executive Vice President and Chief Financial Officer
Leanne D. Cunningham	(Principal Financial Officer)

/s/ Angela S. Enyard	Senior Vice President and Chief Accounting Officer
Angela S. Enyard	(Principal Accounting Officer)

Brown-Forman Corporation and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
For the Years Ended April 30, 2023, 2024, and 2025
(Expressed in millions)

Col. A	Col. B	Col. C(1)	Col. C(2)	Col. D		Col. E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Period
2023
Allowance for doubtful accounts	$13	$—	$—	$6	(1)	$7
Deferred tax valuation allowance	$27	$4	$—	$17		$14
2024
Allowance for doubtful accounts	$7	$1	$—	$—		$8
Deferred tax valuation allowance	$14	$2	$2	$2		$16
2025
Allowance for doubtful accounts	$8	$2	$—	$3	(1)	$7
Deferred tax valuation allowance	$16	$7	$14	$2		$35

(1)Doubtful accounts written off, net of recoveries.