Form 10-Q
period 2025-07-31
BROWN FORMAN CORP
filed 2025-08-28
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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
Yes  ☐   No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 22, 2025

Class A Common Stock (voting), $0.15 par value	169,143,808
Class B Common Stock (nonvoting), $0.15 par value	303,608,875

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended
	July 31,
	2024	2025
Sales	$1,211	$1,191
Excise taxes	260	267
Net sales	951	924
Cost of sales	386	372
Gross profit	565	552
Advertising expenses	126	120
Selling, general, and administrative expenses	188	177
Restructuring and other charges	—	12
Other expense (income), net	(30)	(17)
Operating income	281	260
Non-operating postretirement expense	—	19
Interest income	(4)	(4)
Interest expense	32	25
Income before income taxes	253	220
Income taxes	58	50
Net income	$195	$170
Earnings per share:
Basic	$0.41	$0.36
Diluted	$0.41	$0.36
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2024	2025
Net income	$195	$170
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(42)	25
Cash flow hedge adjustments	(2)	2
Postretirement benefits adjustments	1	9
Net other comprehensive income (loss)	(43)	36
Comprehensive income	$152	$206
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	April 30, 2025	July 31, 2025
Assets
Cash and cash equivalents	$444	$471
Accounts receivable, less allowance for doubtful accounts of $7 at April 30 and $8 at July 31	830	847
Inventories:
Barreled whiskey	1,567	1,584
Finished goods	476	515
Work in process	378	385
Raw materials and supplies	90	102
Total inventories	2,511	2,586
Assets held for sale	121	—
Other current assets	289	274
Total current assets	4,195	4,178
Property, plant and equipment, net	1,095	1,094
Goodwill	1,505	1,507
Other intangible assets	981	1,071
Deferred tax assets	47	48
Other assets	263	273
Total assets	$8,086	$8,171
Liabilities
Accounts payable and accrued expenses	$741	$687
Dividends payable	—	107
Accrued income taxes	27	77
Short-term borrowings	312	282
Current portion of long-term debt	—	344
Total current liabilities	1,080	1,497
Long-term debt	2,421	2,075
Deferred tax liabilities	241	242
Accrued pension and other postretirement benefits	164	173
Other liabilities	187	196
Total liabilities	4,093	4,183
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Additional paid-in capital	36	34
Retained earnings	4,710	4,666
Accumulated other comprehensive income (loss), net of tax	(220)	(184)
Treasury stock, at cost (11,863,000 and 11,779,000 shares at April 30 and July 31, respectively)	(605)	(600)
Total stockholders’ equity	3,993	3,988
Total liabilities and stockholders’ equity	$8,086	$8,171
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2024	2025
Cash flows from operating activities:
Net income	$195	$170
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	22	22
Stock-based compensation expense	4	4
Deferred income tax benefit	(5)	(8)
Change in fair value of contingent consideration	4	—
Other, net	(10)	3
Changes in assets and liabilities:
Accounts receivable	(42)	(13)
Inventories	(91)	(61)
Other current assets	(2)	15
Accounts payable and accrued expenses	(104)	(46)
Accrued income taxes	54	51
Other operating assets and liabilities	(8)	23
Cash provided by operating activities	17	160
Cash flows from investing activities:
Additions to property, plant, and equipment	(41)	(31)
Proceeds from sale of cooperage assets	51	33
Cash provided by investing activities	10	2
Cash flows from financing activities:
Net change in short-term borrowings	54	(30)
Payments of withholding taxes related to stock-based awards	(2)	(1)
Dividends paid	(103)	(107)
Cash used for financing activities	(51)	(138)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6)	3
Net increase in cash, cash equivalents, and restricted cash	(30)	27
Cash, cash equivalents, and restricted cash at beginning of period	456	463
Cash, cash equivalents, and restricted cash at end of period	426	490
Less: Restricted cash (included in other current assets) at end of period	(10)	(19)
Cash and cash equivalents at end of period	$416	$471
Supplemental information:
Non-cash additions to property, plant and equipment	$6	$2
Right-of-use assets obtained in exchange for new lease obligations	$15	$14
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

We suggest that you read these condensed financial statements together with the financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025 (2025 Form 10-K). We prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2025 Form 10-K.

Accounting standards not yet adopted. In December 2023, the Financial Accounting Standards Board (FASB) issued an updated accounting standard requiring additional annual disclosures about income taxes, primarily related to the rate reconciliation and information about income taxes paid. We are required to adopt the new guidance for the annual period ending April 30, 2026. The update can be applied either prospectively or retrospectively.

In November 2024, the FASB issued an updated accounting standard requiring disaggregation, in the notes to the financial statements, of expense line items in the income statement that include certain categories of expenses. We are required to adopt the updated standard for annual disclosures for the period ending April 30, 2028, and for interim disclosures within fiscal 2029, with earlier adoption permitted. The update can be applied either prospectively or retrospectively.

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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended
	July 31,
(Dollars in millions, except per share amounts)	2024	2025
Net income available to common stockholders	$195	$170
Share data (in thousands):
Basic average common shares outstanding	472,637	472,724
Dilutive effect of stock-based awards	304	239
Diluted average common shares outstanding	472,941	472,963

Basic earnings per share	$0.41	$0.36
Diluted earnings per share	$0.41	$0.36

We excluded common stock-based awards for approximately 2,582,000 shares and 4,108,000 shares from the calculation of diluted earnings per share for the three months ended July 31, 2024 and 2025, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

3.    Inventories
We value some of our consolidated inventories, including most of our U.S. inventories, at the lower of cost, using the last-in, first-out (LIFO) method, or market value. If the LIFO method had not been used, inventories at current cost would have been $600 million higher than reported as of April 30, 2025, and $628 million higher than reported as of July 31, 2025. Changes in the LIFO valuation reserve for interim periods are based on an allocation of the projected change for the entire fiscal year, recognized proportionately over the remainder of the fiscal year.

4.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) during the three months ended July 31, 2025:

(Dollars in millions)	Goodwill
Balance at April 30, 2025	$1,505
Foreign currency translation adjustment	2
Balance at July 31, 2025	$1,507

The following table presents details of our other intangible assets as of April 30, 2025 and July 31, 2025, respectively:

	April 30, 2025		July 31, 2025
(Dollars in millions)	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
Definite-lived intangible assets:
Supply contract	$—	$—	$88	$88
Indefinite-lived intangible assets:
Trademarks and brand names	981	981	983	983
Total other intangible assets	$981	$981	$1,071	$1,071

Net carrying amount represents the gross carrying amount net of accumulated amortization. During the first quarter of fiscal 2026, we recognized a definite-lived supply contract intangible asset of $88 million. This amount relates to a barrel supply agreement and was obtained as partial consideration for the sale of the Brown-Forman Cooperage facility and related assets on May 1, 2025 (refer to Note 6). We determined the estimated fair value of the supply contract using a discounted cash flow model. This method requires the use of assumptions, such as projected future market prices and discount rates (refer to Note 14). Amortization related to the supply contract used in the production of barrels will be capitalized into inventories. The supply contract will be amortized based on the actual realization of the benefit over the term of the contract. We expect to realize the benefit over six years. There were no amounts of amortization recorded for the three months ended July 31, 2025.

The increase in the indefinite-lived intangible assets from April 30, 2025 to July 31, 2025, was primarily driven by the impact of foreign exchange rates.

5.    Equity Method Investments
On April 30, 2024, as partial consideration for the sale of the Sonoma-Cutrer wine business to The Duckhorn Portfolio, Inc. (Duckhorn), we obtained a 21.4% ownership interest in the common stock of Duckhorn. Also, effective April 30, 2024, we entered into a transition services agreement (TSA) with Duckhorn related to the sale of the Sonoma-Cutrer wine business. Our cost of sales for the three months ended July 31, 2024, included $22 million for Sonoma-Cuter products purchased from Duckhorn under the TSA. Fees earned for transition services provided to Duckhorn under the TSA were immaterial. Services related to the TSA ended on or about August 31, 2024.

On October 6, 2024, Duckhorn entered into a definitive agreement pursuant to which Duckhorn would be acquired by private equity funds managed by Butterfly Equity. The transaction was completed on December 24, 2024. Upon completion of the transaction, we received cash of $350 million in exchange for our 21.4% ownership interest in Duckhorn. As a result of the transaction, we recognized a $78 million gain on sale of our investment in Duckhorn during the three months ended January 31, 2025.

Our other equity method investments, which are included in other assets in the accompanying condensed consolidated balance sheets, are immaterial.

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

We expect to incur aggregate charges of approximately $60 to $70 million in connection with these actions, consisting primarily of approximately $27 to $32 million in severance and other employee-related costs and approximately $33 to $38 million in other restructuring costs, including costs related to the Louisville-based Brown-Forman Cooperage facility closure and consulting services associated with the restructuring actions. Through July 31, 2025, we recognized $60 million of restructuring and other charges associated with these actions, comprising $58 million in restructuring charges and $2 million in other charges for asset impairments. We also recorded $3 million in charges in fiscal 2025 to adjust the carrying value of certain Brown-Forman Cooperage inventory to the amount we expected to realize upon disposal (included in cost of sales in our consolidated statement of operations). As of July 31, 2025, $42 million of the charges to be settled in cash have been paid.

The following table summarizes the restructuring and other charges recognized during the three months ended July 31, 2025, as well as the activity in our accrued restructuring costs:

(Dollars in millions)	Severance and Other Employee-Related Costs	Other Restructuring Charges[1]	Total
Balance at April 30, 2025	$13	$6	$19
Costs incurred and charged to expense	1	11	12
Costs paid or otherwise settled	(9)	(6)	(15)
Balance at July 31, 2025	$5	$11	$16

1Primarily represents one-time costs related to the cooperage facility closure, consulting services, and other miscellaneous exit costs.

Additionally, on May 1, 2025, we completed the sale of the Brown-Forman Cooperage facility and related assets for $33 million in cash and $88 million in non-cash consideration related to a supply contract with the sellers (refer to Note 4). The carrying amount of the assets included in the sale was $121 million, consisting of $33 million in property, plant, and equipment, net, and $88 million in inventories. As a result of the sale, we recognized an immaterial pre-tax gain during the first quarter of fiscal 2026.

The charges we currently expect to incur in connection with the Restructuring Initiative are subject to a number of assumptions and risks, and actual results may differ materially. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or in connection with, the Restructuring Initiative.

7.    Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of July 31, 2025.

8.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consisted of:

(Principal and carrying amounts in millions)	April 30, 2025	July 31, 2025
1.20% senior notes, €300 principal amount, due July 7, 2026	342	344
2.60% senior notes, £300 principal amount, due July 7, 2028	401	397
4.75% senior notes, $650 principal amount, due April 15, 2033	644	644
4.00% senior notes, $300 principal amount, due April 15, 2038	296	296
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	490	490
	2,421	2,419
Less current portion	—	344
	$2,421	$2,075
Our short-term borrowings consisted of borrowings under our commercial paper program, as follows:

(Dollars in millions)	April 30, 2025	July 31, 2025
Commercial paper (par amount)	$313	$283
Average interest rate	4.64%	4.58%
Average remaining days to maturity	12	11

9.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity during the three months ended July 31, 2024:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2024	$25	$47	$13	$4,261	$(221)	$(608)	$3,517
Net income				195			195
Net other comprehensive income (loss)					(43)		(43)
Declaration of cash dividends				(206)			(206)
Stock-based compensation expense			4				4
Stock issued under compensation plans						3	3
Loss on issuance of treasury stock issued under compensation plans			(5)				(5)
Balance at July 31, 2024	$25	$47	$12	$4,250	$(264)	$(605)	$3,465

The following table shows the changes in stockholders’ equity during the three months ended July 31, 2025:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2025	$25	$47	$36	$4,710	$(220)	$(605)	$3,993
Net income				170			170
Net other comprehensive income (loss)					36		36
Declaration of cash dividends				(214)			(214)
Stock-based compensation expense			4				4
Stock issued under compensation plans						5	5
Loss on issuance of treasury stock issued under compensation plans			(6)				(6)
Balance at July 31, 2025	$25	$47	$34	$4,666	$(184)	$(600)	$3,988

The following table shows the change in each component of accumulated other comprehensive income (AOCI), net of tax, during the three months ended July 31, 2025:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2025	$(92)	$(5)	$(123)	$(220)
Net other comprehensive income (loss)	25	2	9	36
Balance at July 31, 2025	$(67)	$(3)	$(114)	$(184)

The following table shows the cash dividends declared per share on our Class A and Class B common stock during the three months ended July 31, 2025:

Declaration Date	Record Date	Payable Date	Amount per Share
May 22, 2025	June 9, 2025	July 1, 2025	$0.2265
July 24, 2025	September 3, 2025	October 1, 2025	$0.2265

10.    Net Sales
The following table shows our net sales by geography:

	Three Months Ended
	July 31,
(Dollars in millions)	2024	2025
United States	$419	$385
Developed International[1]	280	257
Emerging[2]	185	224
Travel Retail[3]	41	44
Non-branded and bulk[4]	26	14
Total	$951	$924

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

The following table shows our net sales by product category:

	Three Months Ended
	July 31,
(Dollars in millions)	2024	2025
Whiskey[1]	$659	$659
Ready-to-Drink[2]	121	128
Tequila[3]	62	62
Non-branded and bulk[4]	26	14
Rest of portfolio[5]	83	61
Total	$951	$924

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
5Includes Korbel California Champagnes and Korbel Brandy (the sales, marketing, and distribution relationship ended on June 30, 2025), Diplomático, Chambord, Gin Mare, Sonoma-Cutrer (which was divested on April 30, 2024), Finlandia Vodka (which was divested on November 1, 2023), Fords Gin, and other agency brands (brands we do not own, but sell in certain markets).

11.    Pension and Other Postretirement Benefits
The following table shows the components of the net cost recognized for our U.S. pension plans. Similar information for other defined benefit plans is not presented due to immateriality.

	Three Months Ended
	July 31,
(Dollars in millions)	2024	2025
Service cost	$4	$3
Interest cost	9	8
Expected return on plan assets	(10)	(9)
Amortization of net actuarial loss	1	1
Settlement charge	—	19
Net cost	$4	$22
During the three months ended July 31, 2025, we recognized a pension settlement charge of $19 million, triggered by fiscal year-to-date lump-sum payments under certain pension plans surpassing total annual service and interest cost for those plans.

12.    Income Taxes
Our consolidated interim effective tax rate is based on our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions where we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The effective tax rate on ordinary income for the full fiscal year is expected to be 21.0%, which is the same as the U.S. federal statutory rate of 21.0%, due to the impact of state taxes and the tax effects of foreign operations, partially offset by the beneficial impact of the foreign-derived intangible income deduction.

The effective tax rate of 22.5% for the three months ended July 31, 2025, was higher than the expected tax rate of 21.0% on ordinary income for the full fiscal year ending April 30, 2026, primarily due to the unfavorable impact of prior fiscal year true-ups. The effective tax rate of 22.5% for the three months ended July 31, 2025, was lower than the effective tax rate of 23.1% for the same period last year. The decrease in our effective tax rate was driven by the lower impact of state taxes and the absence of the impact of increased valuation allowances in the prior period, which was partially offset by the unfavorable year-over-year impact of prior fiscal year true-ups.

The OECD (Organization for Economic Co-operation and Development) 15% global minimum tax under the Pillar Two Model Rules, which is now effective in countries with enacted legislation, did not materially impact our financial results in the three months ended July 31, 2025. We will continue to evaluate the impact in future periods as previously-enacting countries issue related guidance and additional countries consider adoption of the global minimum tax rules.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States, which encompasses a broad range of tax reform provisions. We do not expect this to have a material impact on our estimated annual effective tax rate for the fiscal year ending April 30, 2026.

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $463 million at April 30, 2025, and $546 million at July 31, 2025. The maximum term of outstanding derivative contracts was 24 months at both April 30, 2025 and July 31, 2025.

We also use foreign currency-denominated debt instruments to help manage our foreign currency exchange rate risk. We designate a portion of those debt instruments as net investment hedges, which are intended to mitigate foreign currency exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. The amount of foreign currency-denominated debt instruments designated as net investment hedges was $531 million at April 30, 2025, and $528 million at July 31, 2025.

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

The following table presents the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		July 31,
(Dollars in millions)	Classification	2024	2025
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$1	$—
Net gain (loss) reclassified from AOCI into earnings	Sales	4	(3)
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Other income (expense), net	$(3)	$2
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$(9)	$5

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$1,211	$1,191
Other income (expense), net		30	17

We expect to reclassify $6 million of deferred net losses on cash flow hedges recorded in AOCI as of July 31, 2025 to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.

The following table presents the fair values of our derivative instruments:

		April 30, 2025		July 31, 2025
(Dollars in millions)	Classification	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Designated as cash flow hedges:
Currency derivatives	Accrued expenses	$2	$(11)	$3	$(10)
Currency derivatives	Other liabilities	—	(3)	—	(2)
Not designated as hedges:
Currency derivatives	Other current assets	2	—	1	—

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

Our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of our derivatives with creditworthiness requirements that were in a net liability position was $12 million at April 30, 2025, and $9 million at July 31, 2025.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2025
Derivative assets	$4	$(2)	$2	$—	$2
Derivative liabilities	(14)	2	(12)	—	(12)
July 31, 2025
Derivative assets	4	(3)	1	—	1
Derivative liabilities	(12)	3	(9)	—	(9)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2025, or July 31, 2025.

14.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2025		July 31, 2025
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$444	$444	$471	$471
Currency derivatives, net	2	2	1	1
Liabilities
Currency derivatives, net	12	12	9	9
Contingent consideration	31	31	31	31
Short-term borrowings	312	312	282	282
Long-term debt (including current portion)	2,421	2,255	2,419	2,265

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

The contingent consideration liability reflects the estimated fair value of the contingent future cash payments of up to €90 million to the sellers of the Gin Mare brand under an “earn-out” provision of the acquisition agreement (Gin Mare was acquired on November 3, 2022). Any contingent consideration earned by the sellers will become payable in cash upon exercise by the sellers of the right to receive the payment, which can occur no later than July 2027. The amount payable will depend on the achievement of net sales targets for Gin Mare for the latest fiscal year completed prior to the date of exercise by the sellers. The possible payments range from zero to €90 million.

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

There was no change in our contingent consideration liability during the three months ended July 31, 2025.

We measure some assets and liabilities at fair value on a nonrecurring basis. That is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in some circumstances (for example, when we determine that an asset is impaired). During the first quarter of fiscal 2026, we recognized a supply contract intangible asset of $88 million, obtained as partial consideration for the sale of the Brown-Forman Cooperage facility and related assets on May 1, 2025 (refer to Note 6). We used the discounted cash flow model to determine the fair value of the supply contract as of the transaction date. The fair value measurement determined using this model is categorized as Level 3 within the valuation hierarchy. No other material nonrecurring fair value measurements were required during the periods presented in these financial statements.

15.    Other Comprehensive Income
The following table shows the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	July 31, 2024			July 31, 2025
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(44)	$2	$(42)	$28	$(3)	$25
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(44)	2	(42)	28	(3)	25
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	1	—	1	—	—	—
Reclassification to earnings[1]	(4)	1	(3)	3	(1)	2
Other comprehensive income (loss), net	(3)	1	(2)	3	(1)	2
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	(8)	2	(6)
Reclassification to earnings[2]	1	—	1	20	(5)	15
Other comprehensive income (loss), net	1	—	1	12	(3)	9

Total other comprehensive income (loss), net	$(46)	$3	$(43)	$43	$(7)	$36
1Pre-tax amount for each period is classified as sales in the accompanying condensed consolidated statements of operations.
2Pre-tax amount for each period is classified as non-operating postretirement expense in the accompanying condensed consolidated statements of operations.

16.    Segment Information
Our business constitutes a single operating segment, which derives its revenues predominantly from global sales of beverage alcohol consumer products.
Our Chief Executive Officer is our chief operating decision maker, who manages business operations, evaluates performance, and allocates resources based on segment metrics such as net sales, gross profit, operating income, and net income. Significant segment expenses include cost of sales, advertising expenses, and selling, general, and administrative expenses. Other segment items include (when applicable): restructuring and other charges; other expense (income), net; non-operating postretirement expense; interest income; interest expense; and income taxes. The amount of each of these segment measures is the same as the consolidated amount presented in the accompanying condensed consolidated statements of operations.
The segment’s assets, expenditures for additions to long-lived assets, and depreciation and amortization are the same as the consolidated amounts presented in the accompanying condensed consolidated balance sheets and condensed consolidated statements of cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2025 (2025 Form 10-K). Note that the results of operations for the three months ended July 31, 2025, are not necessarily indicative of future or annual results. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

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
•“Acquisitions and divestitures.” This adjustment removes (a) the gain or loss recognized on sale of divested brands and certain assets, (b) any non-recurring effects related to our acquisitions and divestitures (e.g., transaction, transition, and integration costs), (c) the effects of operating activity related to acquired and divested brands, including certain divested agency brands, for periods not comparable year over year (non-comparable periods), and (d) fair value changes to contingent consideration liabilities. Excluding non-comparable periods allows us to include the effects of acquired and divested brands only to the extent that results are comparable year over year. For the first quarter of fiscal 2026, we had the following acquisitions and divestitures adjustments:
During fiscal 2023, we acquired Gin Mare Brand, S.L.U. and Mareliquid Vantguard, S.L.U., which owned the Gin Mare brand (Gin Mare). This adjustment removes the fair value adjustments to Gin Mare’s contingent consideration liability that is payable in cash no later than July 2027.
During fiscal 2024, we sold our Finlandia vodka and Sonoma-Cutrer wine businesses and entered into related transition services agreements (TSAs) for these businesses. This adjustment removes the net sales, cost of sales, and operating expenses recognized pursuant to the TSAs related to distribution services in certain markets for the non-comparable period, which is activity from the first quarter of fiscal 2025.
During the first quarter of fiscal 2025, we recognized a gain of $12 million on the sale of the Alabama cooperage. This adjustment removes the gain from our other expense (income), net and operating income.
During the first quarter of fiscal 2026, we ended our sales, marketing, and distribution relationship with Korbel Champagne Cellars (Korbel relationship), effective June 30, 2025. This adjustment removes the transaction costs related to ending the relationship and the operating activity for the non-comparable period, which is the month of July of fiscal 2025 and 2026.
•“Other items.” Other items include the additional items outlined below.
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
“Restructuring initiative.” During the third quarter of fiscal 2025, our Board of Directors approved a plan to reduce our structural cost base and realign resources toward future sources of growth. This included reducing our workforce by approximately 12% and closing the Louisville-based Brown-Forman Cooperage. We also offered a special, one-time early retirement benefit to qualifying U.S. employees. During the first quarter of fiscal 2026, we incurred $12 million in restructuring and other charges associated with this initiative and completed the sale of the Brown-Forman
1Operating expenses include advertising expense, SG&A expense, restructuring and other charges, and other expense (income), net.

Cooperage facility and related assets. This adjustment removes the restructuring initiative impact from our operating expenses and operating income for the first quarter of fiscal 2026. See Note 6 to the Condensed Consolidated Financial Statements for more information.
“Substitution drawback claims.” During the first quarter of fiscal 2026, we recognized a net benefit of $18 million related to the collection of substitution drawback claims filed with the U.S. Government between fiscal 2016 and 2019. As of the first quarter of fiscal 2026, all claims have been collected. This adjustment removes the benefit from our other expense (income), net and operating income.
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
We use the non-GAAP measure “organic change,” along with other metrics, to: (a) understand our performance from period to period on a consistent basis; (b) compare our performance to that of our competitors; (c) calculate components of management incentive compensation; (d) plan and forecast; and (e) communicate our financial performance to the Board of Directors, stockholders, and investment community. We provide reconciliations of the “organic change” in certain line items of the statements of operations to their nearest GAAP measures in the tables under “Results of Operations - Fiscal 2026 Year-to-Date Highlights” and “Results of Operations - Year-Over-Year Period Comparisons.” We have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure. We believe these non-GAAP measures are useful to readers and investors because they enhance the understanding of our historical financial performance and comparability between periods. When we provide guidance for organic change in certain measures of the statements of operations we do not provide guidance for the corresponding GAAP change, as the GAAP measure will include items that are difficult to quantify or predict with reasonable certainty, such as foreign exchange, which could have a significant impact to our GAAP income statement measures.
Definitions
Aggregations.
From time to time, to explain our results of operations or to highlight trends and uncertainties affecting our business, we aggregate markets according to stage of economic development as defined by the International Monetary Fund (IMF), and we aggregate brands by beverage alcohol category. Below, we define the geographic and brand aggregations used in this report.
Geographic Aggregations.
In “Results of Operations - Fiscal 2026 Year-to-Date Highlights,” we provide supplemental information for our top markets ranked by percentage of net sales. In addition to markets listed by country name, we include the following aggregations:
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
Brand Aggregations.
In “Results of Operations - Fiscal 2026 Year-to-Date Highlights,” we provide supplemental information for our top brands ranked by percentage of net sales. In addition to brands listed by name, we include the following aggregations outlined below.

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
•“Jack Daniel’s family of brands” includes Jack Daniel’s Tennessee Whiskey (JDTW), JD RTD/RTP, Jack Daniel’s Tennessee Honey (JDTH), Gentleman Jack, Jack Daniel’s Tennessee Apple (JDTA), Jack Daniel’s Tennessee Fire (JDTF), Jack Daniel’s Tennessee Blackberry (JDTB), Jack Daniel’s Single Barrel Collection (JDSB), Jack Daniel’s Sinatra Select, Jack Daniel’s Bonded Tennessee Whiskey, Jack Daniel’s Bonded Rye Tennessee Whiskey, Jack Daniel’s Triple Mash Blended Straight Whiskey, Jack Daniel’s American Single Malt, Jack Daniel’s 12 Year Old, Jack Daniel’s 14 Year Old, Jack Daniel’s 10 Year Old, and other Jack Daniel’s expressions.
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
•“Estimated net change in distributor inventories.” We generally recognize revenue when our products are shipped or delivered to customers. In the United States and certain other markets, our customers are distributors that sell downstream to retailers and consumers. We believe that our distributors’ downstream sales more closely reflect actual consumer demand than do our shipments to distributors. Our shipments increase distributors’ inventories, while distributors’ depletions (as described above) reduce their inventories. Therefore, it is possible that our shipments do not coincide with distributors’ downstream depletions and merely reflect changes in distributors’ inventories. Because changes in
1Ended the Korbel relationship effective June 30, 2025.

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

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “ambition,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from those expressed in or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to:

•Our substantial dependence upon the continued growth of the Jack Daniel’s family of brands
•Substantial competition from new entrants, consolidations by competitors and retailers, and other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets or distribution networks
•Disruption of our distribution network or inventory fluctuations in our products by distributors, wholesalers, or retailers
•Risks from changes to the trade policies, tariffs and import and export regulations of the U.S. or foreign governments and the effectiveness of our actions to mitigate the negative impact on our margins, sales, and/or distributors
•Changes in consumer preferences, consumption, or purchase patterns – particularly away from larger producers in favor of small distilleries or local producers, or away from brown spirits, our premium products, or spirits generally, and our ability to anticipate or react to them; further legalization of marijuana; bar, restaurant, travel, or other on-premise declines; shifts in demographic or health and wellness trends; or unfavorable consumer reaction to new products, line extensions, package changes, product reformulations, or other product innovation
•Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher fixed costs
•Production facility, aging warehouse, or supply chain disruption
•Imprecision in supply/demand forecasting
•Higher costs, lower quality, or unavailability of energy, water, raw materials, product ingredients, or labor
•Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value
•Unfavorable global or regional economic conditions and related economic slowdowns or recessions, low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations
•Impact of health epidemics and pandemics, and the risk of the resulting negative economic impacts and related governmental actions
•Product recalls or other product liability claims, product tampering, contamination, or quality issues
•Negative publicity related to our company, products, brands, marketing, executive leadership, employees, Board of Directors, family stockholders, operations, business performance, or prospects
•Failure to attract or retain key executive or employee talent
•Risks associated with being a U.S.-based company with a global business, including commercial, political, and financial risks; local labor policies and conditions; compliance with local trade practices and other regulations; terrorism, kidnapping, extortion, or other types of violence; and health pandemics
•Failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations

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

For further information on these and other risks, please see the risks and uncertainties described in Part I, Item 1A. Risk Factors of our 2025 Form 10-K, and those described from time to time in our reports on Form 10-Q filed with the SEC.

Overview
Unless otherwise indicated, all related commentary is on a reported basis and is for the three months ended July 31, 2025 compared to the same period last year.
Divestitures
During the fourth quarter of fiscal 2024, we sold the Sonoma-Cutrer wine business and entered into a TSA, which ended in August 2024. The absence of the brand negatively impacted our net sales and operating income, though positively impacted our gross margin for the three months ended July 31, 2025.
During the first quarter of fiscal 2026, we concluded the Korbel relationship, effective June 30, 2025. This had an immaterial impact on our net sales and operating income for the three months ended July 31, 2025, though we expect it to negatively impact our net sales and operating income for the remainder of fiscal 2026.
Restructuring Initiative
During the third quarter of fiscal 2025, our Board of Directors approved a plan to reduce our structural cost base and realign resources toward future sources of growth. This included reducing our workforce by approximately 12% and closing the Louisville-based Brown-Forman Cooperage. We also offered a special, one-time early retirement benefit to qualifying U.S. employees. During the first quarter of fiscal 2026, we incurred additional restructuring charges associated with this initiative and completed the sale of the Brown-Forman Cooperage facility and related assets. Collectively, these actions negatively impacted our operating expenses and operating income for the three months ended July 31, 2025. See Note 6 to the Condensed Consolidated Financial Statements for more information.
United States Distributor Evolution
During the first quarter of fiscal 2026, we transitioned our portfolio distribution in the state of California, effective May 1, 2025, and we announced the upcoming transition in 13 additional markets across the United States, effective August 1, 2025. Net sales for the three months ended July 31, 2025 were positively impacted due to a net increase in distributor inventories related to the transition, which we expect to normalize in the remainder of fiscal 2026.
Fiscal 2026 Year-to-Date Highlights
During the three months ended July 31, 2025, the operating environment remained challenging due to ongoing macroeconomic and geopolitical uncertainties, which we believe negatively impacted consumer confidence and reduced discretionary spending in many of our top markets.
•We delivered net sales of $924 million for the three months ended July 31, 2025, a decrease of 3%. The decrease was driven by the negative effect of acquisitions and divestitures and the negative effect of foreign exchange, partially offset by higher volumes.
◦From a brand perspective, net sales declines were led by the Sonoma-Cutrer divestiture, JDTW, and used barrel sales, partially offset by the distributor inventory build in preparation for the launch of JDTB in the United States.
◦From a geographic perspective, the declines in net sales in the United States and developed international markets were partially offset by growth in emerging markets and Travel Retail.
•We delivered gross profit of $552 million for the three months ended July 31, 2025, a decrease of 2%. Gross margin increased 0.4 percentage points to 59.8% from 59.4% in the same period last year. The increase in gross margin was driven by the positive effect of acquisitions and divestitures, partially offset by higher costs, unfavorable price/mix, and the negative effect of foreign exchange.
•We delivered operating income of $260 million for the three months ended July 31, 2025, a decrease of 7%, driven by (a) the negative effect of foreign exchange, (b) the absence of the prior-year franchise tax refund, (c) the impact of the restructuring initiative, (d) the decline in gross profit, and (e) the negative effect of acquisitions and divestitures. These declines were partially offset by the benefit of the substitution drawback claims and lower SG&A and advertising expenses.
•We delivered diluted earnings per share of $0.36 for the three months ended July 31, 2025, a decrease of 13% from the $0.41 reported for the same period last year, driven by the decrease in operating income and an increase in non-operating postretirement expense.

Summary of Operating Performance
	Three Months Ended July 31,
(Dollars in millions)	2024	2025	Reported Change		Organic Change[1]
Net sales	$951	$924	(3%)		1%
Cost of sales	386	372	(4%)		5%
Gross profit	565	552	(2%)		(2%)
Advertising	126	120	(4%)		(3%)
SG&A	188	177	(6%)		(7%)
Restructuring and other charges	—	12	nm4		nm4
Other expense (income), net	(30)	(17)	nm4		nm4
Operating income	281	260	(7%)		2%

Total operating expenses[2]	$284	$292	3%		(5%)

As a percentage of net sales[3]
Gross profit	59.4%	59.8%	0.4	pp
Operating income	29.6%	28.2%	(1.4)	pp
Non-operating postretirement expense	$—	$19	nm4
Interest expense, net	$28	$21	(23%)
Effective tax rate	23.1%	22.5%	(0.6)	pp
Diluted earnings per share	$0.41	$0.36	(13%)
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
4Percentage change is not meaningful.

Results of Operations – Fiscal 2026 Year-to-Date Highlights
Market Highlights
The following table provides supplemental information for our largest markets. We discuss results of the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is on a reported basis and is for the three months ended July 31, 2025 compared to the same period last year.

Top Markets
Three months ended July 31, 2025	Net Sales % Change vs. Prior Year Period
Geographic area[1]	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic[2]
United States	(8%)	6%	—%	(2%)
Developed International	(8%)	1%	(1%)	(9%)
Germany	(10%)	1%	(3%)	(13%)
Australia	(4%)	(1%)	3%	(1%)
United Kingdom	(16%)	1%	—%	(16%)
France	(5%)	—%	(3%)	(8%)
Canada	(62%)	2%	—%	(59%)
Rest of Developed International	1%	1%	(3%)	(2%)
Emerging	20%	1%	3%	25%
Mexico	14%	—%	9%	22%
Poland	10%	5%	(10%)	6%
Brazil	31%	—%	(1%)	30%
Türkiye	11%	—%	27%	39%
Rest of Emerging	27%	2%	(2%)	26%
Travel Retail	8%	—%	(2%)	7%
Non-branded and bulk	(44%)	—%	—%	(44%)
Total	(3%)	3%	—%	1%
Note: Results may differ due to rounding

1See “Definitions” above for definitions of market aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

The United States’ net sales declined 8% driven by the absence of the Sonoma-Cutrer prior-year TSA, lower volumes of JDTW and Herradura, and the end of the Korbel relationship. These declines were partially offset by the distributor inventory build in preparation for both the launch of JDTB and the distributor transitions to occur in the second quarter of fiscal 2026.
Developed International
•In a challenging economic environment, Germany’s net sales decreased 10% driven by JDTW declines, partially offset by the positive effect of foreign exchange.
•Australia’s net sales declined 4% driven by the negative effect of foreign exchange.
•The United Kingdom’s net sales declined 16% driven by lower volumes of JDTW. The decline reflects soft consumer demand for the whiskey category impacted by macroeconomic and geopolitical uncertainty.
•France’s net sales declined 5% driven by lower JDTW volumes, partially offset by the positive effect of foreign exchange.
•Canada’s net sales decreased 62% driven by volumetric declines of our American whiskey portfolio and JD RTDs due to the removal of American-made alcohol from retail shelves in most of its provinces.

•Net sales in the Rest of Developed International increased 1% led by the distribution of new agency brands in Japan, the improved net pricing due to the transition to owned distribution in Italy, and the positive effect of foreign exchange. The increases were partially offset by lower volumes of JDTW in Japan, South Korea, and Belgium, as well as an estimated net decrease in distributor inventories related to the transition to owned distribution in Italy.
Emerging
•Mexico’s net sales increased 14% driven by growth of New Mix and the distribution of new agency brands. This growth was partially offset by the negative effect of foreign exchange along with lower volumes of our tequilas as consumer preferences shifted to lower-priced products.
•Poland’s net sales increased 10% driven by the positive effect of foreign exchange and growth of JDTW due to increased consumer-led demand, partially offset by the divestiture of Finlandia.
•Brazil’s net sales increased 31% driven by the growth of JDTW and JDTA, reflecting continued distribution expansion and an estimated net increase in distributor inventories.
•Türkiye’s net sales increased 11%, driven by higher prices across our portfolio, led by JDTW, in response to high inflation, partially offset by the negative effect of foreign exchange.
•Net sales in the Rest of Emerging increased 27%, driven by higher volumes across the rest of Latin America, led by el Jimador; higher volumes of Jack Daniel’s family of brands, led by the United Arab Emirates due to an estimated net increase in distributor inventories; and the positive effect of foreign exchange.
Travel Retail’s net sales increased 8% due to higher volumes of JDTW and Gin Mare, partially timing related, as well as the positive effect of foreign exchange.
Non-branded and bulk’s net sales decreased 44% driven by the decline of used barrel sales as demand and pricing adjusted to levels that reflect the current challenging and uncertain operating environment for our industry.

Brand Highlights
The following table provides supplemental information for our largest brands. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is on a reported basis and is for the three months ended July 31, 2025 compared to the same period last year.

Major Brands
Three months ended July 31, 2025	Net Sales % Change vs. Prior Year Period
Product category / brand family / brand[1]	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic[2]
Whiskey	—%	—%	—%	—%
JDTW	(4%)	—%	—%	(4%)
JDTH	(3%)	—%	(1%)	(4%)
Gentleman Jack	8%	—%	3%	11%
JDTA	18%	—%	(2%)	16%
JDTF	(4%)	—%	—%	(4%)
Woodford Reserve	(2%)	—%	—%	(1%)
Old Forester	8%	—%	—%	8%
Rest of Whiskey	33%	—%	1%	34%
Ready-to-Drink	6%	—%	3%	9%
JD RTD/RTP	(2%)	—%	—%	(1%)
New Mix	26%	—%	10%	36%
Tequila	(1%)	—%	1%	1%
el Jimador	14%	—%	1%	16%
Herradura	(16%)	—%	1%	(15%)
Rest of Portfolio	(27%)	44%	—%	17%
Non-branded and bulk	(44%)	—%	—%	(44%)
Note: Results may differ due to rounding

1See “Definitions” above for definitions of brand aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Whiskey
•Net sales for JDTW declined 4% led by lower volumes in the United States, Germany, and the United Kingdom, partially offset by volumetric growth in Brazil along with higher prices in Türkiye in response to high inflation. An estimated net increase in distributor inventories in our emerging markets, led by the United Arab Emirates, positively impacted net sales.
•Net sales for JDTH declined 3% driven by lower volumes in developed international markets and the United States, partially offset by higher volumes in emerging markets, led by Chile, and the positive effect of foreign exchange.
•Net sales for Gentleman Jack increased 8% led by higher prices and volumes in Türkiye and volumetric growth in Germany, partially offset by the negative effect of foreign exchange.
•Net sales for JDTA increased 18% driven by broad-based growth in emerging markets, led by Brazil, which was partially due to an estimated net increase in distributor inventories, and the positive effect of foreign exchange. These increases were partially offset by declines in South Korea.
•Net sales for JDTF declined 4% driven by lower volumes in the United States.
•Woodford Reserve’s net sales declined 2% driven by lower volumes in the United States, partially due to the distributor transitions, and the removal of American-made alcohol from retail shelves in most Canadian provinces. These declines were partially offset by favorable mix in the United States.

•Old Forester’s net sales increased 8% driven by favorable product mix and higher volumes in the United States, reflecting the distributor inventory build in preparation for the the distributor transitions to occur in the second quarter of fiscal 2026.
•Net sales for Rest of Whiskey increased 33% driven by the distributor inventory build in preparation for the launch of JDTB, partially offset by lower volumes of other super-premium Jack Daniel’s expressions.
Ready-to-Drink
•Net sales for the JD RTD/RTP brands declined 2% driven by lower volumes in Canada due to the removal of American-made alcohol from retail shelves in most of its provinces. These declines were partially offset by higher volumes in the United States, along with growth of Jack Daniel’s bulk whiskey shipments for the production of Jack Daniel’s & Coca-Cola RTD products.
•New Mix net sales increased 26% driven by strong growth in Mexico with market share gains in a growing category, partially offset by the negative effect of foreign exchange.
Tequila
•el Jimador’s net sales increased 14% driven by higher volumes in the United States due to the roll-out of the new bottle design, inventory build ahead of the distributor transitions in 13 states, and the new innovation launch of the Cristalino expression.
•Herradura’s net sales declined 16% driven by lower volumes in the United States.
Net sales for Rest of Portfolio declined 27% driven by the absence of Sonoma-Cutrer and Finlandia prior-year TSAs and the net decrease in distributor inventories due to the end of the Korbel relationship. These declines were partially offset by the distribution of new agency brands in Japan and Mexico, along with growth of Gin Mare in Italy partially due to the transition to owned distribution.
Non-branded and bulk’s net sales decreased 44% driven by the decline of used barrel sales as demand and pricing adjusted to levels that reflect the current challenging and uncertain operating environment for our industry.

Year-Over-Year Period Comparisons
Unless otherwise indicated, all related commentary is on a reported basis and is for the three months ended July 31, 2025 compared to the same period last year.

Net Sales
	3 Months
Percentage change versus the prior year period ended July 31	Volume	Price/mix	Total
Change in reported net sales	3%	(6%)	(3%)
Acquisitions and divestitures	3%	—%	3%
Foreign exchange	—%	—%	—%
Change in organic net sales	6%	(5%)	1%
Note: Results may differ due to rounding
For the three months ended July 31, 2025, net sales were $924 million, a decrease of $27 million, or 3%, as unfavorable price/mix was partially offset by higher volumes. Volume increased 3% driven by higher volumes of New Mix as well as the United States distributor inventory build in preparation for both the launch of JDTB and the distributor transitions to occur in the second quarter of fiscal 2026, partially offset by the divestiture of Sonoma-Cutrer and lower volumes of JDTW. Price/mix declined 6% driven by unfavorable portfolio mix from New Mix and lower sales of used barrels, partially offset by the positive portfolio mix impact from JDTB. See “Results of Operations - Fiscal 2026 Year-to-Date Highlights” above for further details on net sales for the three months ended July 31, 2025.

Cost of Sales
	3 Months
Percentage change versus the prior year period ended July 31	Volume	Cost/mix	Total
Change in reported cost of sales	3%	(7%)	(4%)
Acquisitions and divestitures	3%	6%	9%
Foreign exchange	—%	(1%)	(1%)
Change in organic cost of sales	6%	(1%)	5%
Note: Results may differ due to rounding
For the three months ended July 31, 2025, cost of sales were $372 million, a decrease of $14 million, or 4%, as favorable cost/mix was partially offset by higher volumes. Volume increased 3% driven by higher volumes of New Mix as well as the United States distributor inventory build in preparation for both the launch of JDTB and the distributor transitions to occur in the second quarter of fiscal 2026, partially offset by the divestiture of Sonoma-Cutrer and lower volumes of JDTW. Cost/mix declined 7% driven by the divestiture of Sonoma-Cutrer and the favorable portfolio mix from New Mix, partially offset by the negative effect of foreign exchange, higher input costs, and unfavorable fixed cost absorption related to decreased production of our full-strength portfolio.

Gross Profit
Percentage change versus the prior year period ended July 31	3 Months
Change in reported gross profit	(2%)
Acquisitions and divestitures	(1%)
Foreign exchange	1%
Change in organic gross profit	(2%)
Note: Results may differ due to rounding

Gross Margin
For the period ended July 31	3 Months
Prior year gross margin	59.4%
Price/mix	(0.5%)
Cost	(0.9%)
Acquisitions and divestitures	2.4%
Foreign exchange	(0.5%)
Change in gross margin	0.4%
Current year gross margin	59.8%
Note: Results may differ due to rounding	—

For the three months ended July 31, 2025, gross profit totaled $552 million, a decrease of $12 million, or 2%. Gross margin increased 0.4 percentage points to 59.8% from 59.4% in the same period last year. The increase in gross margin was driven by the positive effect of acquisitions and divestitures, partially offset by higher costs, unfavorable price/mix, and the negative effect of foreign exchange.

Operating Expenses
Percentage change versus the prior year period ended July 31
3 Months	Reported	Acquisitions and Divestitures	Other Items[1]	Foreign Exchange	Organic
Advertising	(4%)	2%	—%	(1%)	(3%)
SG&A	(6%)	—%	(1%)	(1%)	(7%)
Total operating expenses[2]	3%	(3%)	(3%)	(2%)	(5%)

Note: Results may differ due to rounding

1“Other items” includes “substitution drawback claims,” “franchise tax refund,” and “restructuring initiative.” See “Non-GAAP Financial Measures” above for additional details.
2Operating expenses include advertising expense, SG&A expense, restructuring and other charges, and other expense (income), net.
For the three months ended July 31, 2025, operating expenses totaled $292 million, an increase of $8 million, or 3%. The increase in operating expenses was primarily driven by (a) the absence of the prior-year franchise tax refund, (b) the absence of the prior-year gain on sale of the Alabama cooperage, (c) the impact of the restructuring initiative, and (d) the negative effect of foreign exchange, partially offset by the benefit of the substitution drawback claims and lower SG&A and advertising expenses.
•Advertising expense decreased 4% for the three months ended July 31, 2025 led by lower JDTW spend and lower spend resulting from the end of the Korbel relationship, partially offset by the negative effect of foreign exchange.
•SG&A expense decreased 6% for the three months ended July 31, 2025 driven by lower compensation-and-benefit-related expenses, partially offset by the negative effect of foreign exchange and legal fees related to the substitution drawback claims.

Operating Income
Percentage change versus the prior year period ended July 31	3 Months
Change in reported operating income	(7%)
Acquisitions and divestitures	2%
Other items[1]	3%
Foreign exchange	5%
Change in organic operating income	2%
Note: Results may differ due to rounding

1“Other items” includes “substitution drawback claims,” “franchise tax refund,” and “restructuring initiative.” See “Non-GAAP Financial Measures” above for additional details.
For the three months ended July 31, 2025, operating income totaled $260 million, a decrease of $21 million, or 7%. Operating margin decreased 1.4 percentage points to 28.2% from 29.6% in the same period last year driven by (a) the negative effect of foreign exchange, (b) the absence of the prior-year franchise tax refund, (c) the impact of the restructuring initiative, (d) the decline in gross profit, and (e) the negative effect of acquisitions and divestitures. These declines were partially offset by the benefit of the substitution drawback claims and lower SG&A and advertising expenses.
The effective tax rate for the three months ended July 31, 2025 was 22.5% compared to 23.1% for the same period last year. The decrease in our effective tax rate was driven by the lower impact of state taxes and the absence of the impact of increased valuation allowances in the prior period, partially offset by the unfavorable year-over-year impact of prior fiscal year true-ups.
Diluted earnings per share of $0.36 for the three months ended July 31, 2025, decreased 13% from the $0.41 reported for the same period last year driven by the decrease in operating income and an increase in non-operating postretirement expense.
Fiscal 2026 Outlook
Below we discuss our outlook for fiscal 2026, which reflects the trends, developments, and uncertainties (including those described above) that we expect to affect our business.
We continue to anticipate the operating environment for fiscal 2026 to be challenging, with low visibility due to macroeconomic and geopolitical volatility as we face headwinds from consumer uncertainty, the potential impact from currently unknown tariffs, and lower non-branded sales of used barrels. We remain focused on building our business for the long term and navigating the current environment at pace with strategic initiatives in fiscal 2026 that we believe will unlock future growth led by the significant evolution of our U.S. distribution, the restructuring initiative, and meaningful new product innovation. Accordingly, we reiterate the following expectation for fiscal 2026:
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
Our cash flows from operations are supplemented by our cash and cash equivalent balances, as well as access to other liquidity sources. Cash and cash equivalents were $444 million at April 30, 2025, and $471 million at July 31, 2025. As of July 31, 2025, approximately 54% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash requirements and may decide to repatriate additional cash held by our foreign subsidiaries, which may require us to provide for and pay additional taxes.
We have a $900 million commercial paper program that we use, together with our cash flows from operations, to fund our short-term operational needs. See Note 8 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for outstanding commercial paper balances, interest rates, and days to maturity at April 30, 2025, and July 31, 2025. The average balances, interest rates, and original maturities during the periods ended July 31, 2024 and 2025, are presented below.

	Three Months Average
	July 31,
(Dollars in millions)	2024	2025
Average commercial paper (par amount)	$438	$288
Average interest rate	5.52%	4.60%
Average days to maturity at issuance	29	29
Our commercial paper program is supported by available commitments under our $900 million bank credit facility that expires on May 26, 2029. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fund its commitments under our credit facility. To manage this counterparty credit risk, we partner with banks that have investment grade credit ratings, limit the amount of exposure we have with each bank, and monitor each bank’s financial conditions.
Our most significant short-term cash requirements relate primarily to funding our operations (such as expenditures for raw materials, production and distribution, advertising and promotion, and current taxes), repayment of our notes maturing in July 2026, dividend payments, and capital investments. We expect to meet our planned short-term liquidity needs through cash generated from operations and borrowings under our commercial paper program. If we have additional liquidity needs, we believe that we could access financing in the capital markets. Our most significant longer-term cash requirements primarily include payments related to our long-term debt, employee benefit obligations, and deferred tax liabilities.
We believe our current liquidity position, supplemented by our ability to generate positive cash flows from operations in the future, and our ample debt capacity enabled by our strong short-term and long-term credit ratings, will be sufficient to meet all of our expected future short- and long-term financial commitments.
Cash flows. Cash provided by operations of $160 million during the three months ended July 31, 2025, increased $143 million from the same period last year, reflecting lower working capital requirements, offset partially by lower earnings.
Cash provided by investing activities was $2 million during the three months ended July 31, 2025, compared to $10 million provided by investing activities during the same period last year. The $8 million decrease largely reflects an $18 million decrease in proceeds from cooperage asset sales ($51 million from the sale of our Alabama cooperage assets in May 2024; $33 million from the sale of our Brown-Forman Cooperage assets in May 2025), partially offset by a $10 million decline in capital expenditures.
Cash used for financing activities was $138 million during the three months ended July 31, 2025, compared to $51 million in cash used for financing activities during the same prior-year period. The $87 million increase largely reflects an $84 million increase in net repayments of short-term borrowings.

Dividends. See Note 9 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for information about cash dividends declared per share on our Class A and Class B common stock during fiscal 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We face market risks arising from changes in foreign currency exchange rates, commodity prices, and interest rates. Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency-denominated cash flows. Commodity price changes can affect our production and supply chain costs. Interest rate changes affect (a) the fair value of our fixed-rate debt and (b) cash flows and earnings related to our variable-rate debt and interest-bearing investments. We manage market risks through procurement strategies as well as the use of derivative and other financial instruments. Our risk management program is governed by policies that authorize and control the nature and scope of transactions that we use to mitigate market risks. Since April 30, 2025, there have been no material changes to the market risks faced by us or to our risk management program as disclosed in our 2025 Form 10-K.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2025 Form 10-K, which could materially adversely affect our business, financial condition, or future results. There have been no material changes to the risk factors disclosed in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended July 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following documents are filed with this report:

Exhibit Index
10.1	Fiscal 2026 Form of Performance-Based Restricted Stock Unit Award Agreement*
10.2	Fiscal 2026 Form of Employee Stock-Settled Stock Appreciation Right Award Agreement*
10.3	Brown-Forman Corporation 2025 Amended and Restated Supplemental Executive Retirement Plan*
10.4	Brown-Forman Corporation Amended and Restated Non-Employee Director Deferred Stock Unit Program*
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended July 31, 2025, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).
* Indicates management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	August 28, 2025	By:	/s/ Leanne D. Cunningham
Leanne D. Cunningham
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)