Form 10-Q
period 2025-10-31
BROWN FORMAN CORP
filed 2025-12-04
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 30, 2025

Class A Common Stock (voting), $0.15 par value	168,614,777
Class B Common Stock (nonvoting), $0.15 par value	294,594,676

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2024	2025	2024	2025
Sales	$1,376	$1,336	$2,587	$2,527
Excise taxes	281	300	541	567
Net sales	1,095	1,036	2,046	1,960
Cost of sales	449	421	835	793
Gross profit	646	615	1,211	1,167
Advertising expenses	126	126	252	246
Selling, general, and administrative expenses	185	187	373	364
Restructuring and other charges	2	4	2	16
Other expense (income), net	(8)	(7)	(38)	(24)
Operating income	341	305	622	565
Non-operating postretirement expense	1	3	1	22
Interest income	(3)	(3)	(7)	(7)
Interest expense	32	26	64	51
Equity method investment income	(2)	—	(2)	—
Income before income taxes	313	279	566	499
Income taxes	55	55	113	105
Net income	$258	$224	$453	$394
Earnings per share:
Basic	$0.55	$0.47	$0.96	$0.83
Diluted	$0.55	$0.47	$0.96	$0.83

See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2024	2025	2024	2025
Net income	$258	$224	$453	$394
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(26)	9	(68)	34
Cash flow hedge adjustments	(1)	2	(3)	4
Postretirement benefits adjustments	—	3	1	12
Net other comprehensive income (loss)	(27)	14	(70)	50
Comprehensive income	$231	$238	$383	$444
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	April 30, 2025	October 31, 2025
Assets
Cash and cash equivalents	$444	$319
Accounts receivable, less allowance for doubtful accounts of $7 at April 30 and $5 at October 31	830	1,042
Inventories:
Barreled whiskey	1,567	1,572
Finished goods	476	501
Work in process	378	389
Raw materials and supplies	90	97
Total inventories	2,511	2,559
Assets held for sale	121	—
Other current assets	289	291
Total current assets	4,195	4,211
Property, plant and equipment, net	1,095	1,101
Goodwill	1,505	1,510
Other intangible assets	981	1,075
Deferred tax assets	47	48
Other assets	263	276
Total assets	$8,086	$8,221
Liabilities
Accounts payable and accrued expenses	$741	$802
Accrued income taxes	27	39
Short-term borrowings	312	228
Current portion of long-term debt	—	347
Total current liabilities	1,080	1,416
Long-term debt	2,421	2,072
Deferred tax liabilities	241	224
Accrued pension and other postretirement benefits	164	172
Other liabilities	187	203
Total liabilities	4,093	4,087
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Additional paid-in capital	36	42
Retained earnings	4,710	4,890
Accumulated other comprehensive income (loss), net of tax	(220)	(170)
Treasury stock, at cost (11,863,000 and 15,299,000 shares at April 30 and October 31, respectively)	(605)	(700)
Total stockholders’ equity	3,993	4,134
Total liabilities and stockholders’ equity	$8,086	$8,221
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	October 31,
	2024	2025
Cash flows from operating activities:
Net income	$453	$394
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	44	44
Stock-based compensation expense	13	12
Deferred income tax benefit	(12)	(27)
Change in fair value of contingent consideration	5	1
Equity method investment income	(2)	—
Other, net	(10)	4
Changes in assets and liabilities:
Accounts receivable	(194)	(204)
Inventories	(76)	(54)
Other current assets	(2)	(1)
Accounts payable and accrued expenses	(70)	63
Accrued income taxes	6	13
Other operating assets and liabilities	(26)	47
Cash provided by operating activities	129	292
Cash flows from investing activities:
Additions to property, plant, and equipment	(72)	(56)
Proceeds from sale of cooperage assets	51	33
Cash used for investing activities	(21)	(23)
Cash flows from financing activities:
Net change in short term borrowings	83	(84)
Payments of withholding taxes related to stock-based awards	(2)	(1)
Acquisition of treasury stock	—	(99)
Dividends paid	(206)	(214)
Other, net	(4)	(1)
Cash used for financing activities	(129)	(399)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9)	5
Net decrease in cash, cash equivalents, and restricted cash	(30)	(125)
Cash, cash equivalents, and restricted cash at beginning of period	456	463
Cash, cash equivalents, and restricted cash at end of period	426	338
Less: Restricted cash (included in other current assets) at end of period	(10)	(19)
Cash and cash equivalents at end of period	$416	$319
Supplemental information:
Non-cash additions to property, plant and equipment	$8	$5
Right-of-use assets obtained in exchange for new lease obligations	$20	$20
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

Accounting standards not yet adopted. In December 2023, the Financial Accounting Standards Board (FASB) issued an updated accounting standard requiring additional annual disclosures about income taxes, primarily related to the rate reconciliation and information about income taxes paid. We are required to adopt the new guidance for the annual period ending April 30, 2026. The update can be applied either prospectively or retrospectively. We are still finalizing our assessment of the additional disclosure requirements and do not expect the adoption to have a material impact on our financial position or results of operations.

In November 2024, the FASB issued an updated accounting standard requiring disaggregation, in the notes to the financial statements, of expense line items in the income statement that include certain categories of expenses. We are required to adopt the updated standard for annual disclosures for the period ending April 30, 2028, and for interim disclosures within fiscal 2029, with earlier adoption permitted. The update can be applied either prospectively or retrospectively. We are currently evaluating the impact that adopting this accounting standards update will have on our disclosures.

2.    Earnings Per Share
We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions, except per share amounts)	2024	2025	2024	2025
Net income available to common stockholders	$258	$224	$453	$394
Share data (in thousands):
Basic average common shares outstanding	472,660	471,873	472,647	472,233
Dilutive effect of stock-based awards	397	734	350	487
Diluted average common shares outstanding	473,057	472,607	472,997	472,720

Basic earnings per share	$0.55	$0.47	$0.96	$0.83
Diluted earnings per share	$0.55	$0.47	$0.96	$0.83

We excluded common stock-based awards for approximately 3,018,000 shares and 4,866,000 shares from the calculation of diluted earnings per share for the three months ended October 31, 2024 and 2025, respectively. We excluded common stock-based awards for approximately 2,800,000 shares and 4,487,000 shares from the calculation of diluted earnings per share for the six months ended October 31, 2024 and 2025, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

3.    Inventories
We value some of our consolidated inventories, including most of our U.S. inventories, at the lower of cost, using the last-in, first-out (LIFO) method, or market value. If the LIFO method had not been used, inventories at current cost would have been $600 million higher than reported as of April 30, 2025, and $655 million higher than reported as of October 31, 2025. Changes in the LIFO valuation reserve for interim periods are based on an allocation of the projected change for the entire fiscal year, recognized proportionately over the remainder of the fiscal year.

4.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) during the six months ended October 31, 2025:

(Dollars in millions)	Goodwill
Balance at April 30, 2025	$1,505
Foreign currency translation adjustment	5
Balance at October 31, 2025	$1,510

The following table presents details of our other intangible assets as of April 30, 2025 and October 31, 2025, respectively:

	April 30, 2025		October 31, 2025
(Dollars in millions)	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
Definite-lived intangible assets:
Supply contract	$—	$—	$88	$88
Indefinite-lived intangible assets:
Trademarks and brand names	981	981	987	987
Total other intangible assets	$981	$981	$1,075	$1,075

Net carrying amount represents the gross carrying amount net of accumulated amortization. During the first quarter of fiscal 2026, we recognized a definite-lived supply contract intangible asset of $88 million. This amount relates to a barrel supply agreement and was obtained as partial consideration for the sale of the Brown-Forman Cooperage facility and related assets on May 1, 2025 (refer to Note 6). We determined the estimated fair value of the supply contract using a discounted cash flow model. This method requires the use of assumptions, such as projected future market prices and discount rates (refer to Note 14). Amortization related to the supply contract used in the production of barrels will be capitalized into inventories. The supply contract will be amortized based on the actual realization of the benefit over the term of the contract. We expect to realize the benefit over six years. There were no amounts of amortization recorded for the three months and six months ended October 31, 2025.

The increase in the indefinite-lived intangible assets from April 30, 2025 to October 31, 2025, was primarily driven by the impact of foreign exchange rates.

5.    Equity Method Investments
On April 30, 2024, as partial consideration for the sale of the Sonoma-Cutrer wine business to The Duckhorn Portfolio, Inc. (Duckhorn), we obtained a 21.4% ownership interest in the common stock of Duckhorn. During the three months and six months ended October 31, 2024, we recognized $2 million of equity method investment income for our share of Duckhorn’s earnings.

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

We expect to incur aggregate restructuring charges of approximately $64 to $70 million in connection with these actions, consisting primarily of approximately $28 to $30 million in severance and other employee-related costs and approximately $36 to $40 million in other restructuring costs, including costs related to the Louisville-based Brown-Forman Cooperage facility closure and consulting services associated with the restructuring actions. Through October 31, 2025, we recognized $64 million of restructuring and other charges associated with these actions, comprising $62 million in restructuring charges and $2 million in other charges for asset impairments. We also recorded $3 million in charges in fiscal 2025 to adjust the carrying value of certain Brown-Forman Cooperage inventory to the amount we expected to realize upon disposal (included in cost of sales in our consolidated statement of operations). As of October 31, 2025, $48 million of the charges to be settled in cash have been paid.

The following table summarizes the restructuring and other charges recognized during the three months and six months ended October 31, 2024, and 2025, respectively.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2024	2025	2024	2025
Restructuring charges:
Severance and other employee-related costs	$—	$3	$—	$4
Other restructuring charges[1]	2	1	2	12
Total restructuring and other charges	$2	$4	$2	$16

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

The following table summarizes the activity in our accrued restructuring costs:

(Dollars in millions)	Severance and Other Employee-Related Costs	Other Restructuring Charges	Total
Balance at April 30, 2025	$13	$6	$19
Costs incurred and charged to expense	4	12	16
Costs paid or otherwise settled	(14)	(7)	(21)
Balance at October 31, 2025	$3	$11	$14

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

7.    Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of October 31, 2025.

8.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consisted of:

(Principal and carrying amounts in millions)	April 30, 2025	October 31, 2025
1.20% senior notes, €300 principal amount, due July 7, 2026	342	347
2.60% senior notes, £300 principal amount, due July 7, 2028	401	393
4.75% senior notes, $650 principal amount, due April 15, 2033	644	644
4.00% senior notes, $300 principal amount, due April 15, 2038	296	296
3.75% senior notes, $250 principal amount, due January 15, 2043	248	249
4.50% senior notes, $500 principal amount, due July 15, 2045	490	490
	2,421	2,419
Less current portion	—	347
	$2,421	$2,072
Our short-term borrowings consisted of borrowings under our commercial paper program, as follows:

(Dollars in millions)	April 30, 2025	October 31, 2025
Commercial paper (par amount)	$313	$228
Average interest rate	4.64%	4.18%
Average remaining days to maturity	12	9

9.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity by quarter during the six months ended October 31, 2024:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2024	$25	$47	$13	$4,261	$(221)	$(608)	$3,517
Net income				195			195
Net other comprehensive income (loss)					(43)		(43)
Declaration of cash dividends				(206)			(206)
Stock-based compensation expense			4				4
Stock issued under compensation plans						3	3
Loss on issuance of treasury stock issued under compensation plans			(5)				(5)
Balance at July 31, 2024	25	47	12	4,250	(264)	(605)	3,465
Net income				258			258
Net other comprehensive income (loss)					(27)		(27)
Stock-based compensation expense			9				9
Balance at October 31, 2024	$25	$47	$21	$4,508	$(291)	$(605)	$3,705

The following table shows the changes in stockholders’ equity by quarter during the six months ended October 31, 2025:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2025	$25	$47	$36	$4,710	$(220)	$(605)	$3,993
Net income				170			170
Net other comprehensive income (loss)					36		36
Declaration of cash dividends				(214)			(214)
Stock-based compensation expense			4				4
Stock issued under compensation plans						5	5
Loss on issuance of treasury stock issued under compensation plans			(6)				(6)
Balance at July 31, 2025	25	47	34	4,666	(184)	(600)	3,988
Net income				224			224
Net other comprehensive income (loss)					14		14
Acquisition of treasury stock						(100)	(100)
Stock-based compensation expense			8				8
Balance at October 31, 2025	$25	$47	$42	$4,890	$(170)	$(700)	$4,134

The following table shows the change in each component of accumulated other comprehensive income (AOCI), net of tax, during the six months ended October 31, 2025:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2025	$(92)	$(5)	$(123)	$(220)
Net other comprehensive income (loss)	34	4	12	50
Balance at October 31, 2025	$(58)	$(1)	$(111)	$(170)

The following table shows the cash dividends declared per share on our Class A and Class B common stock during the six months ended October 31, 2025:

Declaration Date	Record Date	Payable Date	Amount per Share
May 22, 2025	June 9, 2025	July 1, 2025	$0.2265
July 24, 2025	September 3, 2025	October 1, 2025	$0.2265
On November 19, 2025, our Board of Directors increased the quarterly cash dividend on our Class A and Class B common stock from $0.2265 to $0.2310 per share. The quarterly cash dividend is payable on January 2, 2026, to stockholders of record on December 5, 2025.

10.    Net Sales
The following table shows our net sales by geography:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2024	2025	2024	2025
United States	$489	$445	$908	$830
Developed International[1]	289	287	569	544
Emerging[2]	242	248	427	472
Travel Retail[3]	45	48	86	92
Non-branded and bulk[4]	30	8	56	22
Total	$1,095	$1,036	$2,046	$1,960

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
4Includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey, regardless of customer location.

The following table shows our net sales by product category:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2024	2025	2024	2025
Whiskey[1]	$769	$771	$1,428	$1,430
Ready-to-Drink[2]	133	138	254	266
Tequila[3]	72	67	134	129
Non-branded and bulk[4]	30	8	56	22
Rest of portfolio[5]	91	52	174	113
Total	$1,095	$1,036	$2,046	$1,960

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in millions)	2024	2025	2024	2025
Service cost	$4	$4	$8	$7
Interest cost	9	7	18	15
Expected return on plan assets	(10)	(8)	(19)	(17)
Amortization of:
Prior service cost	—	1	—	1
Net actuarial loss	1	1	1	2
Settlement charge	—	2	—	21
Net cost	$4	$7	$8	$29
During the three months and six months ended October 31, 2025, we recognized pension settlement charges of $2 million and $21 million, respectively, triggered by fiscal year-to-date lump-sum payments under certain pension plans surpassing total annual service and interest cost for those plans.

12.    Income Taxes
Our consolidated interim effective tax rate is based on our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions where we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The effective tax rate on ordinary income for the full fiscal year is expected to be 21.1%, which is greater than the U.S. federal statutory rate of 21.0%, due to the impact of state taxes and the tax effects of foreign operations, mostly offset by the beneficial impact of the foreign-derived intangible income deduction.

The effective tax rate of 21.2% for the six months ended October 31, 2025, was higher than the expected tax rate of 21.1% on ordinary income for the full fiscal year ending April 30, 2026, primarily due to the unfavorable impact of prior fiscal year true-ups, partially offset by the beneficial impact of tax rate changes in the current period. The effective tax rate of 21.2% for the six months ended October 31, 2025, was higher than the effective tax rate of 20.1% for the same period last year. The increase in our effective tax rate was driven primarily by the unfavorable year-over-year impact of prior fiscal year true-ups, which was partially offset by lower state taxes and the absence of valuation allowance increases in the current period compared to the prior period.

The OECD (Organization for Economic Co-operation and Development) 15% global minimum tax under the Pillar Two Model Rules, which is now effective in countries with enacted legislation, did not materially impact our financial results in the six months ended October 31, 2025. We will continue to evaluate the impact in future periods as previously-enacting countries issue related guidance and additional countries consider adoption of the global minimum tax rules.

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

We had outstanding currency derivatives, related primarily to our euro, British pound, Australian dollar, and Mexican peso exposures, with notional amounts for all hedged currencies totaling $463 million at April 30, 2025, and $623 million at October 31, 2025. The maximum term of outstanding derivative contracts was 24 months at both April 30, 2025 and October 31, 2025.

We also use foreign currency-denominated debt instruments to help manage our foreign currency exchange rate risk. We designate a portion of those debt instruments as net investment hedges, which are intended to mitigate foreign currency exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. The amount of foreign currency-denominated debt instruments designated as net investment hedges was $531 million at April 30, 2025, and $526 million at October 31, 2025.

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

The following table presents the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		October 31,
(Dollars in millions)	Classification	2024	2025
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$(2)	$(1)
Net gain (loss) reclassified from AOCI into earnings	Sales	(1)	(4)
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$1	$(1)
Net gain (loss) recognized in earnings	Other income (expense), net	(2)	1
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$(6)	$3

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$1,376	$1,336
Other income (expense), net		8	7

		Six Months Ended
		October 31,
(Dollars in millions)	Classification	2024	2025
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$(1)	$(1)
Net gain (loss) reclassified from AOCI into earnings	Sales	3	(7)
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$—	$(1)
Net gain (loss) recognized in earnings	Other income (expense), net	(6)	3
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$(15)	$8
Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$2,587	$2,527
Other income (expense), net		38	24

We expect to reclassify $5 million of deferred net losses on cash flow hedges recorded in AOCI as of October 31, 2025 to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.

The following table presents the fair values of our derivative instruments:

		April 30, 2025		October 31, 2025
(Dollars in millions)	Classification	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Designated as cash flow hedges:
Currency derivatives	Other current assets	$—	$—	$2	$(1)
Currency derivatives	Other assets	—	—	1	—
Currency derivatives	Accrued expenses	2	(11)	1	(9)
Currency derivatives	Other liabilities	—	(3)	—	(1)
Not designated as hedges:
Currency derivatives	Other current assets	2	—	—	—

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

Our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of our derivatives with creditworthiness requirements that were in a net liability position was $12 million at April 30, 2025, and $9 million at October 31, 2025.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2025
Derivative assets	$4	$(2)	$2	$—	$2
Derivative liabilities	(14)	2	(12)	—	(12)
October 31, 2025
Derivative assets	4	(2)	2	—	2
Derivative liabilities	(11)	2	(9)	—	(9)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2025, or October 31, 2025.

14.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2025		October 31, 2025
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$444	$444	$319	$319
Currency derivatives, net	2	2	2	2
Liabilities
Currency derivatives, net	12	12	9	9
Contingent consideration	31	31	32	32
Short-term borrowings	312	312	228	228
Long-term debt (including current portion)	2,421	2,255	2,419	2,305

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

The following table shows the changes in our contingent consideration liability during the six months ended October 31, 2025:

(Dollars in millions)
Balance at April 30, 2025	$31
Change in fair value[1]	1
Balance at October 31, 2025	$32
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

15.    Other Comprehensive Income
The following table shows the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	October 31, 2024			October 31, 2025
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(27)	$1	$(26)	$9	$—	$9
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(27)	1	(26)	9	—	9
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(2)	—	(2)	(1)	—	(1)
Reclassification to earnings[1]	1	—	1	4	(1)	3
Other comprehensive income (loss), net	(1)	—	(1)	3	(1)	2
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	(1)	—	(1)
Reclassification to earnings[2]	—	—	—	4	—	4
Other comprehensive income (loss), net	—	—	—	3	—	3

Total other comprehensive income (loss), net	$(28)	$1	$(27)	$15	$(1)	$14

	Six Months Ended			Six Months Ended
	October 31, 2024			October 31, 2025
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(71)	$3	$(68)	$37	$(3)	$34
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(71)	3	(68)	37	(3)	34
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(1)	—	(1)	(1)	—	(1)
Reclassification to earnings[1]	(3)	1	(2)	7	(2)	5
Other comprehensive income (loss), net	(4)	1	(3)	6	(2)	4
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	—	—	—	(9)	2	(7)
Reclassification to earnings[2]	1	—	1	24	(5)	19
Other comprehensive income (loss), net	1	—	1	15	(3)	12

Total other comprehensive income (loss), net	$(74)	$4	$(70)	$58	$(8)	$50
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
Our Chief Executive Officer is our chief operating decision maker, who manages business operations, evaluates performance, and allocates resources based on segment metrics such as net sales, gross profit, operating income, and net income. Significant segment expenses include cost of sales, advertising expenses, and selling, general, and administrative expenses. Other segment items include (when applicable): restructuring and other charges; other expense (income), net; non-operating postretirement expense; interest income; interest expense; equity method investment income; and income taxes. The amount of each of these segment measures is the same as the consolidated amount presented in the accompanying condensed consolidated statements of operations.
The segment’s assets, expenditures for additions to long-lived assets, and depreciation and amortization are the same as the consolidated amounts presented in the accompanying condensed consolidated balance sheets and condensed consolidated statements of cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2025 (2025 Form 10-K). Note that the results of operations for the six months ended October 31, 2025, are not necessarily indicative of future or annual results. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

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
•“Acquisitions and divestitures.” This adjustment removes (a) the gain or loss recognized on sale of divested brands and certain assets, (b) any non-recurring effects related to our acquisitions and divestitures (e.g., transaction, transition, and integration costs), (c) the effects of operating activity related to acquired and divested brands, including certain divested agency brands, for periods not comparable year over year (non-comparable periods), and (d) fair value changes to contingent consideration liabilities. Excluding non-comparable periods allows us to include the effects of acquired and divested brands only to the extent that results are comparable year over year. For the first and second quarters of fiscal 2026, we had the following acquisitions and divestitures adjustments:
During fiscal 2023, we acquired Gin Mare Brand, S.L.U. and Mareliquid Vantguard, S.L.U., which owned the Gin Mare brand (Gin Mare). This adjustment removes the fair value adjustments to Gin Mare’s contingent consideration liability that is payable in cash no later than July 2027 from our other expense (income), net and operating income.
During fiscal 2024, we sold our Finlandia vodka and Sonoma-Cutrer wine businesses and entered into related transition services agreements (TSAs) for these businesses. This adjustment removes the net sales, cost of sales, operating expenses, and operating income recognized pursuant to the TSAs related to distribution services in certain markets for the non-comparable period, which is activity from the first and second quarters of fiscal 2025.
During the first quarter of fiscal 2025, we recognized a gain of $12 million on the sale of the Alabama cooperage. This adjustment removes the gain from our other expense (income), net and operating income.
During the first quarter of fiscal 2026, we ended our sales, marketing, and distribution relationship with Korbel Champagne Cellars (Korbel relationship), effective June 30, 2025. This adjustment removes the net sales, cost of sales, operating expenses, and operating income for the non-comparable period, which is July through October of fiscal 2025 and 2026.
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
“Restructuring initiative.” During the third quarter of fiscal 2025, our Board of Directors approved a plan to reduce our structural cost base and realign resources toward future sources of growth. This included reducing our workforce by approximately 12% and closing the Louisville-based Brown-Forman Cooperage. We also offered a special, one-time early retirement benefit to qualifying U.S. employees. During the first and second quarters of fiscal 2026, we incurred $16 million in restructuring and other charges associated with this initiative and completed the sale of the
1Operating expenses include advertising expense, SG&A expense, restructuring and other charges, and other expense (income), net.

Brown-Forman Cooperage facility and related assets. Comparatively, we incurred $2 million in related restructuring and other charges in the second quarter of fiscal 2025, prior to the restructuring initiative’s announcement. This adjustment removes the restructuring initiative impact from our operating expenses and operating income for the second quarter of fiscal 2025 and the first half of fiscal 2026. See Note 6 to the Condensed Consolidated Financial Statements for more information.
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
•“Jack Daniel’s family of brands” includes Jack Daniel’s Tennessee Whiskey (JDTW), JD RTD/RTP, Jack Daniel’s Tennessee Honey (JDTH), Gentleman Jack, Jack Daniel’s Tennessee Apple (JDTA), Jack Daniel’s Tennessee Blackberry (JDTB), Jack Daniel’s Tennessee Fire (JDTF), Jack Daniel’s Single Barrel Collection (JDSB), Jack Daniel’s Sinatra Select, Jack Daniel’s Bonded Tennessee Whiskey, Jack Daniel’s Bonded Rye Tennessee Whiskey, Jack Daniel’s Triple Mash Blended Straight Whiskey, Jack Daniel’s American Single Malt, Jack Daniel’s 12 Year Old, Jack Daniel’s 14 Year Old, Jack Daniel’s 10 Year Old, and other Jack Daniel’s expressions.
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
•“Estimated net change in distributor inventories.” We generally recognize revenue when our products are shipped or delivered to customers. In the United States and certain other markets, our customers are distributors that sell downstream
1Ended the Korbel relationship effective June 30, 2025.

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

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “ambition,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from those expressed in or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to:

•Our substantial dependence upon the continued growth of the Jack Daniel’s family of brands
•Substantial competition from new entrants, consolidations by competitors and retailers, and other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets or distribution networks
•Disruption of our distribution network or inventory fluctuations in our products by distributors, wholesalers, or retailers
•Risks from changes to the trade policies, tariffs and import and export regulations of the U.S. or foreign governments and the effectiveness of our actions to mitigate the negative impact on our margins, sales, and/or distributors
•Changes in consumer preferences, consumption, or purchase patterns – particularly away from larger producers in favor of small distilleries or local producers, or away from brown spirits, our premium products, or spirits generally, and our ability to anticipate or react to them; further legalization of cannabis, hemp-derived products or other similar products; bar, restaurant, travel, or other on-premise declines; shifts in demographic or health and wellness trends; or unfavorable consumer reaction to new products, line extensions, package changes, product reformulations, or other product innovation
•Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher fixed costs
•Production facility, aging warehouse, or supply chain disruption
•Imprecision in supply/demand forecasting
•Higher costs, lower quality, or unavailability of energy, water, raw materials, product ingredients, or labor
•Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value
•Unfavorable global or regional economic conditions and related economic slowdowns or recessions, low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations
•Impact of health epidemics and pandemics, and the risk of the resulting negative economic impacts and related governmental actions
•Product recalls or other product liability claims, product tampering, contamination, or quality issues
•Negative publicity related to our company, products, brands, marketing, executive leadership, employees, Board of Directors, family stockholders, operations, business performance, or prospects
•Failure to attract or retain key executive or employee talent

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

Overview
Unless otherwise indicated, all related commentary is on a reported basis and is for the six months ended October 31, 2025 compared to the same period last year.
Divestitures
During the fourth quarter of fiscal 2024, we sold the Sonoma-Cutrer wine business and entered into a TSA, which ended in August 2024. The absence of this brand negatively impacted our net sales and operating income, though positively impacted our gross margin for the three months and six months ended October 31, 2025.
During the first quarter of fiscal 2026, we ended the Korbel relationship, effective June 30, 2025. The absence of this brand negatively impacted our net sales and operating income, though positively impacted our gross margin for the three months and six months ended October 31, 2025.
Restructuring Initiative
During the third quarter of fiscal 2025, our Board of Directors approved a plan to reduce our structural cost base and realign resources toward future sources of growth. This included reducing our workforce by approximately 12% and closing the Louisville-based Brown-Forman Cooperage. We also offered a special, one-time early retirement benefit to qualifying U.S. employees. During the first half of fiscal 2026, we incurred additional restructuring charges associated with this initiative and completed the sale of the Brown-Forman Cooperage facility and related assets. Collectively, these actions negatively impacted our operating expenses and operating income for the three months and six months ended October 31, 2025. See Note 6 to the Condensed Consolidated Financial Statements for more information.
United States Distributor Evolution
During the first half of fiscal 2026, we transitioned our portfolio distribution in the state of California, effective May 1, 2025, and in 13 additional markets across the United States, effective August 1, 2025. Our net sales in the first quarter of fiscal 2026 were positively impacted by the distributor inventory build in preparation for the transition, which largely subsided in the second quarter of fiscal 2026 as the new distributors became integrated in the markets. Our net sales for the three months and six months ended October 31, 2025, benefited from higher net pricing across the portfolio as a result of changes to our distributor relationship terms.
Fiscal 2026 Year-to-Date Highlights
During the six months ended October 31, 2025, the operating environment remained challenging due to ongoing macroeconomic and geopolitical uncertainties, which we believe negatively impacted consumer confidence and reduced discretionary spending in many of our top markets.
•We delivered net sales of $2.0 billion for the six months ended October 31, 2025, a decrease of 4%. The decrease was driven by the negative effect of acquisitions and divestitures and unfavorable portfolio mix, partially offset by higher volumes.
◦From a brand perspective, net sales declines were driven by the end of the Korbel relationship and the absence of the Sonoma-Cutrer prior-year TSA, as well as lower sales of JDTW and used barrels, partially offset by the launch of JDTB and higher volumes of New Mix.
◦From a geographic perspective, the declines in net sales in the United States and developed international markets were partially offset by growth in emerging markets and Travel Retail.
•We delivered gross profit of $1.2 billion for the six months ended October 31, 2025, a decrease of 4%. Gross margin increased 0.3 percentage points to 59.5% from 59.2% in the same period last year. The increase in gross margin was driven by the positive effect of acquisitions and divestitures, partially offset by higher costs and unfavorable price/mix.
•We delivered operating income of $565 million for the six months ended October 31, 2025, a decrease of 9%. Operating margin decreased 1.5 percentage points to 28.9% from 30.4% in the same period last year. The decrease was driven by (a) the decline in gross profit, (b) the impact of the restructuring initiative, (c) the absence of the prior-year franchise tax refund, and (d) the negative effect of foreign exchange. These declines were partially offset by the benefit of the substitution drawback claims, lower SG&A and advertising expenses, as well as the positive effect of acquisitions and divestitures.

•We delivered diluted earnings per share of $0.83 for the six months ended October 31, 2025, a decrease of 13% from the $0.96 reported for the same period last year, driven by the decrease in operating income and an increase in non-operating postretirement expense.

Summary of Operating Performance
	Three Months Ended October 31,					Six Months Ended October 31,
(Dollars in millions)	2024	2025	Reported Change		Organic Change[1]	2024	2025	Reported Change		Organic Change[1]
Net sales	$1,095	$1,036	(5%)		(2%)	$2,046	$1,960	(4%)		—%
Cost of sales	449	421	(6%)		3%	835	793	(5%)		4%
Gross profit	646	615	(5%)		(4%)	1,211	1,167	(4%)		(3%)
Advertising	126	126	—%		1%	252	246	(2%)		(1%)
SG&A	185	187	—%		(1%)	373	364	(3%)		(4%)
Restructuring and other charges	2	4	nm4		nm4	2	16	nm4		nm4
Other expense (income), net	(8)	(7)	nm4		nm4	(38)	(24)	nm4		nm4
Operating income	341	305	(10%)		(9%)	622	565	(9%)		(4%)

Total operating expenses[2]	$305	$310	1%		—%	$589	$602	2%		(2%)

As a percentage of net sales[3]
Gross profit	59.1%	59.3%	0.3	pp		59.2%	59.5%	0.3	pp
Operating income	31.1%	29.4%	(1.7)	pp		30.4%	28.9%	(1.5)	pp
Non-operating postretirement expense	$1	$3	nm4			$1	$22	nm4
Interest expense, net	$29	$23	(24%)			$57	$44	(24%)
Effective tax rate	17.6%	20.2%	2.6	pp		20.1%	21.2%	1.1	pp
Diluted earnings per share	$0.55	$0.47	(14%)			$0.96	$0.83	(13%)
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
The following table provides supplemental information for our largest markets. We discuss results of the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is on a reported basis and is for the six months ended October 31, 2025 compared to the same period last year.

Top Markets
Six months ended October 31, 2025	Net Sales % Change vs. Prior Year Period
Geographic area[1]	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic[2]
United States	(9%)	8%	—%	—%
Developed International	(4%)	—%	(2%)	(6%)
Germany	(5%)	—%	(4%)	(8%)
Australia	(2%)	—%	3%	1%
United Kingdom	(13%)	1%	—%	(13%)
France	2%	—%	(4%)	(2%)
Canada	(62%)	1%	—%	(61%)
Rest of Developed International	5%	—%	(3%)	3%
Emerging	10%	1%	1%	12%
Mexico	17%	—%	1%	18%
Poland	4%	6%	(9%)	—%
Brazil	22%	—%	(1%)	21%
Türkiye	(16%)	—%	23%	8%
Rest of Emerging	10%	1%	(1%)	9%
Travel Retail	7%	—%	(1%)	6%
Non-branded and bulk	(61%)	—%	—%	(61%)
Total	(4%)	4%	—%	—%
Note: Results may differ due to rounding

1See “Definitions” above for definitions of market aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

The United States’ net sales declined 9% driven by the end of the Korbel relationship and the absence of the Sonoma-Cutrer prior-year TSA, as well as lower volumes of JDTW, Herradura, and JDTH. These declines were partially offset by the launch of JDTB, higher volumes of Woodford Reserve due in part to an estimated net increase in distributor inventories, and higher net pricing across the portfolio as a result of changes to our distributor relationship terms.
Developed International
•In a challenging economic environment, Germany’s net sales declined 5% driven by lower volumes of JDTW and JDTA, lower net pricing of JD RTD/RTP products, and unfavorable timing of retailer ordering patterns. These declines were partially offset by the positive effect of foreign exchange, higher volumes of Diplomático, and the launch of JDTB.
•Australia’s net sales declined 2% driven by the negative effect of foreign exchange, partially offset by favorable timing of retailer ordering patterns.
•The United Kingdom’s net sales decreased 13% led by JDTW and JDTH declines reflecting soft consumer demand for the whiskey category impacted by macroeconomic and geopolitical uncertainty, as well as the absence of wholesaler and retailer purchases from the prior-year period. These declines were partially offset by the launch of JDTB.
•France’s net sales increased 2% driven by the positive effect of foreign exchange and higher volumes of Gin Mare, partially offset by JDTW declines impacted by soft consumer demand for the whiskey category.

•Canada’s net sales declined 62% driven by volumetric declines of our American whiskey portfolio and JD RTDs due to the continued absence of American-made beverage alcohol from retail shelves in most of its provinces.
•Net sales in the Rest of Developed International increased 5% led by the distribution of new agency brands in Japan, growth in Italy due to the transition to owned distribution, and the positive effect of foreign exchange. These increases were partially offset by lower volumes of JDTW, led by Belgium and South Korea, as well as changes in prior-year distributor ordering patterns in Italy ahead of the transition to owned distribution.
Emerging
•Mexico’s net sales increased 17% driven by higher volumes and prices of New Mix and the distribution of new agency brands. This growth was partially offset by declines of our tequilas as consumer preferences shifted to lower-priced products.
•Poland’s net sales increased 4% driven by the positive effect of foreign exchange, partially offset by the absence of the Finlandia prior-year TSA.
•Brazil’s net sales increased 22% driven by higher volumes of JDTA and JDTW, reflecting continued distribution expansion and favorable timing of retailer ordering patterns.
•Türkiye’s net sales declined 16% driven by the negative effect of foreign exchange and the discontinuation of an agency brand. These declines were partially offset by JDTW increases due to higher prices in response to inflation and volumetric gains.
•Net sales in the Rest of Emerging increased 10%, primarily due to higher volumes of the Jack Daniel’s family of brands and el Jimador across the rest of Latin America, as well as an estimated net increase in distributor inventories, led by the United Arab Emirates.
Travel Retail’s net sales increased 7% due to higher volumes of JDTW, the favorable timing of ordering patterns, and the positive effect of foreign exchange.
Non-branded and bulk’s net sales decreased 61% driven by the decline of used barrel sales as demand and pricing adjusted to levels that reflect the current challenging and uncertain operating environment for our industry.

Brand Highlights
The following table provides supplemental information for our largest brands. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is on a reported basis and is for the six months ended October 31, 2025 compared to the same period last year.

Major Brands
Six months ended October 31, 2025	Net Sales % Change vs. Prior Year Period
Product category / brand family / brand[1]	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic[2]
Whiskey	—%	—%	—%	—%
JDTW	(6%)	—%	—%	(6%)
JDTH	(6%)	—%	(1%)	(6%)
Gentleman Jack	(1%)	—%	1%	—%
JDTA	16%	—%	(2%)	14%
JDTF	(7%)	—%	—%	(8%)
Woodford Reserve	6%	—%	—%	6%
Old Forester	2%	—%	—%	2%
Rest of Whiskey	54%	—%	—%	54%
Ready-to-Drink	5%	—%	—%	5%
JD RTD/RTP	(4%)	—%	—%	(4%)
New Mix	28%	—%	2%	30%
Tequila	(3%)	—%	—%	(3%)
el Jimador	1%	—%	—%	2%
Herradura	(11%)	—%	—%	(11%)
Rest of Portfolio	(35%)	59%	(2%)	22%
Non-branded and bulk	(61%)	—%	—%	(61%)
Note: Results may differ due to rounding

1See “Definitions” above for definitions of brand aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Whiskey
•Net sales for JDTW declined 6% driven by lower volumes in the United States, Germany, and the United Kingdom. The declines were partially offset by volumetric growth in Brazil. An estimated net decrease in distributor inventories negatively impacted net sales, led by the United States, as we returned to more normal levels of inventory following the distributor transitions that were completed as of the second quarter of fiscal 2026.
•Net sales for JDTH declined 6% driven by lower volumes in the United States.
•Net sales for Gentleman Jack declined 1% driven by the negative effect of foreign exchange. In addition, lower volumes in the United States were partially offset by higher volumes in Australia and Türkiye.
•Net sales for JDTA increased 16% driven by growth in Brazil, partially due to favorable timing of retailer ordering patterns as well as the continued distribution expansion.
•Net sales for JDTF declined 7% driven by lower volumes in the United States.
•Woodford Reserve’s net sales increased 6% driven by the United States, which benefited from higher net pricing related to the distributor transitions and an estimated net increase in distributor inventories, partially offset by the continued absence of American-made beverage alcohol from retail shelves in most Canadian provinces.

•Old Forester’s net sales increased 2% driven by the United States, which benefited from higher net pricing related to the distributor transitions and an estimated net increase in distributor inventories.
•Net sales for Rest of Whiskey increased 54% driven by the launch of JDTB and the growth of The GlenDronach, both of which benefited from an estimated net increase in distributor inventories in the United States. This growth was partially offset by lower volumes of other super-premium Jack Daniel’s expressions and Glenglassaugh.
Ready-to-Drink
•Net sales for the JD RTD/RTP brands declined 4% driven by lower volumes in Canada, due to the continued absence of American-made beverage alcohol from retail shelves in most of its provinces, and declines in the United States.
•New Mix net sales increased 28% driven by strong growth in Mexico with market share gains in a growing category.
Tequila
•el Jimador’s net sales increased 1% led by higher volumes in the rest of Latin America, partially offset by declines in Mexico as consumer preferences shifted to lower-priced products. An estimated net increase in distributor inventories, primarily attributed to distributor transitions and buying patterns in the United States, positively impacted net sales.
•Herradura’s net sales declined 11% driven by lower volumes in the United States and unfavorable price/mix in Mexico.
Net sales for Rest of Portfolio declined 35% driven by the end of the Korbel relationship and the absence of Sonoma-Cutrer and Finlandia prior-year TSAs. These declines were partially offset by the distribution of new agency brands in Japan and Mexico, along with broad-based growth of Gin Mare, led by Italy due in part to the transition to owned distribution.
Non-branded and bulk’s net sales decreased 61% driven by the decline of used barrel sales as demand and pricing adjusted to levels that reflect the current challenging and uncertain operating environment for our industry.

Year-Over-Year Period Comparisons

Net Sales
	3 Months			6 Months
Percentage change versus the prior year period ended October 31	Volume	Price/mix	Total	Volume	Price/mix	Total
Change in reported net sales	(2%)	(4%)	(5%)	—%	(5%)	(4%)
Acquisitions and divestitures	5%	—%	5%	4%	—%	4%
Foreign exchange	—%	(1%)	(1%)	—%	—%	—%
Change in organic net sales	3%	(5%)	(2%)	4%	(5%)	—%
Note: Results may differ due to rounding

For the three months ended October 31, 2025, net sales were $1.0 billion, a decrease of $59 million, or 5%, driven by unfavorable price/mix and lower volumes. Volume declined 2% driven by the end of the Korbel relationship and lower volumes of JDTW and JD RTDs, partially offset by higher volumes of New Mix and the launch of JDTB, due in part to a net increase in distributor inventories in the United States. Price/mix declined 4% driven by unfavorable portfolio mix from New Mix and lower sales of used barrels, partially offset by the positive portfolio mix from JDTB and higher net pricing across the portfolio in the United States as a result of the changes to our distributor relationship terms.
For the six months ended October 31, 2025, net sales were $2.0 billion, a decrease of $86 million, or 4%, driven by unfavorable price/mix, while volume was flat. Volume was flat as the end of the Korbel relationship and the Sonoma-Cutrer prior-year TSA, as well as lower volumes of JDTW, were offset by higher volumes of New Mix and the launch of JDTB, due in part to a net increase in distributor inventories in the United States. Price/mix declined 5% driven by unfavorable portfolio mix from New Mix and lower sales of used barrels, partially offset by the positive portfolio mix impact from JDTB. See “Results of Operations - Fiscal 2026 Year-to-Date Highlights” above for further details on net sales for the six months ended October 31, 2025.

Cost of Sales
	3 Months			6 Months
Percentage change versus the prior year period ended October 31	Volume	Cost/mix	Total	Volume	Cost/mix	Total
Change in reported cost of sales	(2%)	(4%)	(6%)	—%	(5%)	(5%)
Acquisitions and divestitures	5%	4%	8%	4%	5%	9%
Foreign exchange	—%	—%	—%	—%	—%	—%
Change in organic cost of sales	3%	—%	3%	4%	(1%)	4%
Note: Results may differ due to rounding

For the three months ended October 31, 2025, cost of sales were $421 million, a decrease of $27 million, or 6%, driven by favorable cost/mix and lower volumes. Volume declined 2% driven by the end of the Korbel relationship and lower volumes of JDTW and JD RTDs, partially offset by higher volumes of New Mix and the launch of JDTB, due in part to a net increase in distributor inventories in the United States. Cost/mix declined 4% driven by the end of the Korbel relationship and favorable portfolio mix from New Mix. The decline was partially offset by unfavorable fixed cost absorption related to decreased production of our full-strength portfolio, inflation on our input costs, and timing of cost fluctuations.
For the six months ended October 31, 2025, cost of sales were $793 million, a decrease of $42 million, or 5%, driven by favorable cost/mix, while volume was flat. Volume was flat as the end of the Korbel relationship and the Sonoma-Cutrer prior-year TSA, as well as lower volumes of JDTW, were offset by higher volumes of New Mix and the launch of JDTB, due in part to a net increase in distributor inventories in the United States. Cost/mix declined 5% driven by the end of the Korbel relationship, the absence of the Sonoma-Cutrer prior-year TSA, and favorable portfolio mix from New Mix. The decline was partially offset by unfavorable fixed cost absorption related to decreased production of our full-strength portfolio, inflation on our input costs, and timing of cost fluctuations.

Gross Profit
Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported gross profit	(5%)	(4%)
Acquisitions and divestitures	2%	1%
Foreign exchange	(2%)	—%
Change in organic gross profit	(4%)	(3%)
Note: Results may differ due to rounding

Gross Margin
For the period ended October 31	3 Months	6 Months
Prior year gross margin	59.1%	59.2%
Price/mix	(0.7)%	(0.5)%
Cost	(1.0)%	(1.1)%
Acquisitions and divestitures	1.5%	1.9%
Foreign exchange	0.4%	—%
Change in gross margin	0.3%	0.3%
Current year gross margin	59.3%	59.5%
Note: Results may differ due to rounding	0.001000	—

For the three months ended October 31, 2025, gross profit totaled $615 million, a decrease of $32 million, or 5%. Gross margin increased to 59.3% from 59.1% in the same period last year. The increase in gross margin was driven by the positive effect of acquisitions and divestitures and the positive effect of foreign exchange, partially offset by higher costs and unfavorable price/mix.
For the six months ended October 31, 2025, gross profit totaled $1.2 billion, a decrease of $45 million, or 4%. Gross margin increased to 59.5% from 59.2% in the same period last year. The increase in gross margin was driven by the positive effect of acquisitions and divestitures, partially offset by higher costs and unfavorable price/mix.

Operating Expenses
Percentage change versus the prior year period ended October 31
3 Months	Reported	Acquisitions and Divestitures	Other Items[1]	Foreign Exchange	Organic
Advertising	—%	3%	—%	(1%)	1%
SG&A	—%	—%	—%	(1%)	(1%)
Total operating expenses[2]	1%	1%	—%	(1%)	—%

6 Months
Advertising	(2%)	3%	—%	(1%)	(1%)
SG&A	(3%)	—%	—%	(1%)	(4%)
Total operating expenses[2]	2%	(1%)	(2%)	(2%)	(2%)
Note: Results may differ due to rounding

1“Other items” includes “substitution drawback claims,” “franchise tax refund,” and “restructuring initiative.” See “Non-GAAP Financial Measures” above for additional details.
2Total operating expenses include advertising expense, SG&A expense, restructuring and other charges, and other expense (income), net.
For the three months ended October 31, 2025, operating expenses totaled $310 million, an increase of $5 million, or 1%, compared to the same period last year. The increase in operating expenses was led by the negative effect of foreign exchange and the impact of the restructuring initiative, partially offset by lower advertising spend resulting from the end of the Korbel relationship.
•Advertising expense was flat for the three months ended October 31, 2025, as the increased investment for the new “That’s What Makes Jack, JACK” global campaign, the launch of JDTB, and the negative effect of foreign exchange were offset by lower spend across the rest of our portfolio and the end of the Korbel relationship.
•SG&A expense was flat for the three months ended October 31, 2025, as lower compensation-and-benefit-related expenses following our restructuring initiative were offset by the negative effect of foreign exchange.
For the six months ended October 31, 2025, operating expenses totaled $602 million, an increase of $13 million, or 2%. The increase in operating expenses was primarily driven by (a) the impact of the restructuring initiative, (b) the absence of the prior-year franchise tax refund, (c) the absence of the prior-year gain on the sale of the Alabama cooperage, and (d) the negative effect of foreign exchange, partially offset by the benefit of the substitution drawback claims and lower SG&A and advertising expenses.
•Advertising expense decreased 2% for the six months ended October 31, 2025, as the increased investment for the new “That’s What Makes Jack, JACK” global campaign, the launch of JDTB, and the negative effect of foreign exchange were more than offset by lower spend across the rest of our portfolio and the end of the Korbel relationship.
•SG&A expense decreased 3% for the six months ended October 31, 2025, driven by lower compensation-and-benefit-related expenses following our restructuring initiative, partially offset by the negative effect of foreign exchange.

Operating Income
Percentage change versus the prior year period ended October 31	3 Months	6 Months
Change in reported operating income	(10%)	(9%)
Acquisitions and divestitures	3%	3%
Other items[1]	—%	1%
Foreign exchange	(2%)	1%
Change in organic operating income	(9%)	(4%)
Note: Results may differ due to rounding

1“Other items” includes “substitution drawback claims,” “franchise tax refund,” and “restructuring initiative.” See “Non-GAAP Financial Measures” above for additional details.
For the three months ended October 31, 2025, operating income totaled $305 million, a decrease of $36 million, or 10%, compared to the same period last year. Operating margin decreased 1.7 percentage points to 29.4% from 31.1% in the same period last year driven by the decline in gross profit, partially offset by the positive effect of acquisitions and divestitures and the positive effect of foreign exchange.
For the six months ended October 31, 2025, operating income totaled $565 million, a decrease of $57 million, or 9%. Operating margin decreased 1.5 percentage points to 28.9% from 30.4% in the same period last year driven by (a) the decline in gross profit, (b) the impact of the restructuring initiative, (c) the absence of the prior-year franchise tax refund, and (d) the negative effect of foreign exchange. These declines were partially offset by the benefit of the substitution drawback claims, lower SG&A and advertising expenses, as well as the positive effect of acquisitions and divestitures.
The effective tax rate for the three months ended October 31, 2025 was 20.2% compared to 17.6% for the same period last year. The increase in our effective tax rate was driven primarily by the unfavorable year-over-year impact of prior fiscal year true-ups, which was partially offset by lower state taxes.
The effective tax rate for the six months ended October 31, 2025 was 21.2% compared to 20.1% for the same period last year. The increase in our effective tax rate was driven primarily by the unfavorable year-over-year impact of prior fiscal year true-ups, which was partially offset by lower state taxes and the absence of valuation allowance increases in the current period compared to the prior period.
Diluted earnings per share of $0.47 for the three months ended October 31, 2025, decreased 14% from the $0.55 reported for the same period last year driven primarily by the decrease in operating income. Diluted earnings per share of $0.83 for the six months ended October 31, 2025, decreased 13% from the $0.96 reported for the same period last year driven by the decrease in operating income and an increase in non-operating postretirement expense.
Fiscal 2026 Outlook
Below we discuss our outlook for fiscal 2026, which reflects the trends, developments, and uncertainties (including those described above) that we expect to affect our business.
We continue to anticipate the operating environment for fiscal 2026 to be challenging, with low visibility due to macroeconomic and geopolitical volatility as we face headwinds from consumer uncertainty and lower non-branded sales of used barrels. We remain focused on building our business for the long term and navigating the current environment at pace with strategic initiatives in fiscal 2026 that we believe will unlock future growth led by the significant evolution of our U.S. distribution, the restructuring initiative, and meaningful new product innovation.
Accordingly, we reiterate the following expectation for fiscal 2026:
•Organic net sales decline in the low-single digit range.
•Organic operating income decline in the low-single digit range.
•Our effective tax rate to be in the range of approximately 21% to 23%.
The estimated capital expenditures range has been updated to $110 to $120 million from $125 to $135 million.

Liquidity and Financial Condition
Liquidity. We generate strong cash flows from operations, which enable us to meet current obligations, fund capital expenditures, and return cash to our stockholders through regular dividends and, from time to time, through share repurchases and special dividends. We believe our investment-grade credit ratings (A2 by Moody’s, which was subsequently downgraded from A1 in November 2025, and A- by Standard & Poor’s) provide us with financial flexibility when accessing global debt capital markets and allow us to reserve adequate debt capacity for investment opportunities and unforeseen events.
Our cash flows from operations are supplemented by our cash and cash equivalent balances, as well as access to other liquidity sources. Cash and cash equivalents were $444 million at April 30, 2025, and $319 million at October 31, 2025. As of October 31, 2025, approximately 53% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash requirements and may decide to repatriate additional cash held by our foreign subsidiaries, which may require us to provide for and pay additional taxes.
We have a $900 million commercial paper program that we use, together with our cash flows from operations, to fund our short-term operational needs. See Note 8 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for outstanding commercial paper balances, interest rates, and days to maturity at April 30, 2025, and October 31, 2025. The average balances, interest rates, and original maturities during the periods ended October 31, 2024 and 2025, are presented below.

	Three Months Average		Six Months Average
	October 31,		October 31,
(Dollars in millions)	2024	2025	2024	2025
Average commercial paper (par amount)	$529	$252	$484	$270
Average interest rate	5.34%	4.47%	5.41%	4.55%
Average days to maturity at issuance	40	24	35	27
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
Our most significant short-term cash requirements relate primarily to funding our operations (such as expenditures for raw materials, production and distribution, advertising and promotion, and current taxes), repayment of our notes maturing in July 2026, dividend payments, share repurchases, and capital investments. We expect to meet our planned short-term liquidity needs through cash generated from operations and borrowings under our commercial paper program. If we have additional liquidity needs, we believe that we could access financing in the capital markets. Our most significant longer-term cash requirements primarily include payments related to our long-term debt, employee benefit obligations, and deferred tax liabilities.
We believe our current liquidity position, supplemented by our ability to generate positive cash flows from operations in the future, and our ample debt capacity enabled by our strong short-term and long-term credit ratings, will be sufficient to meet all of our expected future short- and long-term financial commitments.
Cash flows. Cash provided by operating activities of $292 million during the six months ended October 31, 2025, increased $163 million from the same period last year, reflecting lower working capital requirements, partially offset by lower earnings.
Cash used for investing activities was $23 million during the six months ended October 31, 2025, compared to $21 million used for investing activities during the same period last year. The $2 million increase largely reflects an $18 million decrease in proceeds from cooperage asset sales ($51 million from the sale of our Alabama cooperage assets in May 2024; $33 million from the sale of our Brown-Forman Cooperage assets in May 2025), partially offset by a $16 million decline in capital expenditures.
Cash used for financing activities was $399 million during the six months ended October 31, 2025, compared to $129 million in cash used for financing activities during the same prior-year period. The $270 million increase largely reflects a $167 million increase in net repayments of short-term borrowings, a $99 million increase in share repurchases, and an $8 million increase in dividend payments.

Dividends. See Note 9 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for information about cash dividends declared per share on our Class A and Class B common stock during fiscal 2026.
Share repurchases. On October 1, 2025, the Board of Directors authorized the repurchase of up to $400 million (excluding brokerage fees and excise taxes) of outstanding shares of Class A and Class B common stock from October 1, 2025, through October 1, 2026 (the Repurchase Program), subject to market and other conditions. Under the Repurchase Program, we can repurchase shares of Class A and Class B common stock for cash in open market purchases, block transactions, purchases made in accordance with Rule 10b5-1 under the Exchange Act, and privately negotiated transactions, in accordance with applicable laws and regulations. The Repurchase Program does not obligate us to repurchase a minimum number of shares of common stock, and the Repurchase Program may be modified, suspended, or terminated by us at any time without prior notice.
Under the Repurchase Program, in October 2025, we repurchased 226,600 Class A shares at an average price of $27.86 per share and 3,292,906 Class B shares at an average price of $28.08 per share, for a total cost of $99 million. Subsequent to the end of the quarter through November 30, 2025, we repurchased 302,431 Class A shares at an average price of $27.50 per share, and 5,721,293 Class B shares at an average price of $27.74 per share, for a total cost of $167 million. As of November 30, 2025, approximately $134 million remained available under the program.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As announced on October 2, 2025, the Board of Directors authorized the Repurchase Program described above, under “Liquidity and Financial Condition.”

The following table provides information about shares of our common stock (Class A and Class B, in total) that we acquired as part of the Repurchase Program during the quarter ended October 31, 2025:

Period	Total Number of Class A Shares Purchased(1)	Total Number of Class B Shares Purchased(1)	Average Price Paid per Class A Share(2)	Average Price Paid per Class B Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
August 1 – August 31, 2025	—	—	$—	$—	—	$—
September 1 – September 30, 2025	—	—	$—	$—	—	$—
October 1 – October 31, 2025	226,600	3,292,906	$27.86	$28.08	3,519,506	$301,200,000
Total	226,600	3,292,906	$27.86	$28.08	3,519,506	$301,200,000

(1)
All shares in this column were repurchased under the program announced on October 2, 2025, under which the Board of Directors authorized the repurchase of up to $400 million (excluding brokerage fees and excise taxes) of outstanding shares of Class A and Class B common stock between October 1, 2025 and October 1, 2026.

(2)
Our share repurchases in excess of issuances are subject to 1% excise tax enacted by the Inflation Reduction Act. The amounts reflected in this table exclude related fees, costs, commissions, and any excise tax incurred in connection with the share repurchases.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended October 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended October 31, 2025, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).

The following document has been previously filed:

Exhibit Index
10.1
Brown-Forman Corporation Executive Change in Control Severance Plan, effective as of October 31, 2025, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on October 31, 2025 (File No. 001.00123).*

* Indicates management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	December 4, 2025	By:	/s/ Leanne D. Cunningham
Leanne D. Cunningham
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)