Form 10-Q
period 2026-01-31
BROWN FORMAN CORP
filed 2026-03-04
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 28, 2026

Class A Common Stock (voting), $0.15 par value	168,441,239
Class B Common Stock (nonvoting), $0.15 par value	290,262,390

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2025	2026	2025	2026
Sales	$1,348	$1,396	$3,935	$3,923
Excise taxes	313	340	854	907
Net sales	1,035	1,056	3,081	3,016
Cost of sales	416	416	1,251	1,209
Gross profit	619	640	1,830	1,807
Advertising expenses	125	120	377	366
Selling, general, and administrative expenses	178	184	551	548
Restructuring and other charges	31	3	33	19
Other expense (income), net	5	(7)	(33)	(31)
Operating income	280	340	902	905
Non-operating postretirement expense	3	3	4	25
Interest income	(5)	(4)	(12)	(11)
Interest expense	31	26	95	77
Equity method investment income and gain on sale	(81)	—	(83)	—
Income before income taxes	332	315	898	814
Income taxes	62	48	175	153
Net income	$270	$267	$723	$661
Earnings per share:
Basic	$0.57	$0.58	$1.53	$1.41
Diluted	$0.57	$0.58	$1.53	$1.41

See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2025	2026	2025	2026
Net income	$270	$267	$723	$661
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(60)	86	(128)	120
Cash flow hedge adjustments	6	(9)	3	(5)
Postretirement benefits adjustments	2	5	3	17
Net other comprehensive income (loss)	(52)	82	(122)	132
Comprehensive income	$218	$349	$601	$793
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	April 30, 2025	January 31, 2026
Assets
Cash and cash equivalents	$444	$383
Accounts receivable, less allowance for doubtful accounts of $7 at April 30 and $5 at January 31	830	983
Inventories:
Barreled whiskey	1,567	1,559
Finished goods	476	493
Work in process	378	413
Raw materials and supplies	90	95
Total inventories	2,511	2,560
Assets held for sale	121	—
Other current assets	289	308
Total current assets	4,195	4,234
Property, plant and equipment, net	1,095	1,111
Goodwill	1,505	1,536
Other intangible assets	981	1,088
Deferred tax assets	47	50
Other assets	263	283
Total assets	$8,086	$8,302
Liabilities
Accounts payable and accrued expenses	$741	$834
Accrued income taxes	27	40
Short-term borrowings	312	300
Current portion of long-term debt	—	356
Total current liabilities	1,080	1,530
Long-term debt	2,421	2,089
Deferred tax liabilities	241	223
Accrued pension and other postretirement benefits	164	172
Other liabilities	187	206
Total liabilities	4,093	4,220
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Additional paid-in capital	36	52
Retained earnings	4,710	5,050
Accumulated other comprehensive income (loss), net of tax	(220)	(88)
Treasury stock, at cost (11,863,000 and 25,833,000 shares at April 30 and January 31, respectively)	(605)	(1,004)
Total stockholders’ equity	3,993	4,082
Total liabilities and stockholders’ equity	$8,086	$8,302
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended
	January 31,
	2025	2026
Cash flows from operating activities:
Net income	$723	$661
Adjustments to reconcile net income to net cash provided by operations:
Equity method investment income and gain on sale	(83)	—
Depreciation and amortization	66	68
Stock-based compensation expense	20	22
Deferred income tax benefit	(43)	(29)
Change in fair value of contingent consideration	5	(1)
Other, net	(3)	(3)
Changes in assets and liabilities:
Accounts receivable	(106)	(126)
Inventories	(61)	(24)
Other current assets	21	(17)
Accounts payable and accrued expenses	(64)	77
Accrued income taxes	(10)	15
Other operating assets and liabilities	(19)	66
Cash provided by operating activities	446	709
Cash flows from investing activities:
Proceeds from sale of equity method investment	350	—
Additions to property, plant, and equipment	(117)	(81)
Proceeds from sale of cooperage assets	51	33
Cash provided by (used for) investing activities	284	(48)
Cash flows from financing activities:
Net change in short term borrowings	(227)	(13)
Payments of withholding taxes related to stock-based awards	(2)	(1)
Acquisition of treasury stock	—	(400)
Dividends paid	(313)	(321)
Other, net	(4)	(2)
Cash used for financing activities	(546)	(737)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(20)	15
Net increase (decrease) in cash, cash equivalents, and restricted cash	164	(61)
Cash, cash equivalents, and restricted cash at beginning of period	456	463
Cash, cash equivalents, and restricted cash at end of period	620	402
Less: Restricted cash (included in other current assets) at end of period	(21)	(19)
Cash and cash equivalents at end of period	$599	$383
Supplemental information:
Non-cash additions to property, plant and equipment	$7	$2
Right-of-use assets obtained in exchange for new lease obligations	$30	$22
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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions, except per share amounts)	2025	2026	2025	2026
Net income available to common stockholders	$270	$267	$723	$661
Share data (in thousands):
Basic average common shares outstanding	472,661	462,460	472,651	468,624
Dilutive effect of stock-based awards	225	397	309	328
Diluted average common shares outstanding	472,886	462,857	472,960	468,952

Basic earnings per share	$0.57	$0.58	$1.53	$1.41
Diluted earnings per share	$0.57	$0.58	$1.53	$1.41

We excluded common stock-based awards for approximately 3,378,000 shares and 5,179,000 shares from the calculation of diluted earnings per share for the three months ended January 31, 2025 and 2026, respectively. We excluded common stock-based awards for approximately 2,993,000 shares and 4,718,000 shares from the calculation of diluted earnings per share for the nine months ended January 31, 2025 and 2026, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

3.    Inventories
We value some of our consolidated inventories, including most of our U.S. inventories, at the lower of cost, using the last-in, first-out (LIFO) method, or market value. If the LIFO method had not been used, inventories at current cost would have been $600 million higher than reported as of April 30, 2025, and $684 million higher than reported as of January 31, 2026. Changes in the LIFO valuation reserve for interim periods are based on an allocation of the projected change for the entire fiscal year, recognized proportionately over the remainder of the fiscal year.

4.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) during the nine months ended January 31, 2026:

(Dollars in millions)	Goodwill
Balance at April 30, 2025	$1,505
Foreign currency translation adjustment	31
Balance at January 31, 2026	$1,536

The following table presents details of our other intangible assets as of April 30, 2025 and January 31, 2026, respectively:

	April 30, 2025			January 31, 2026
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Supply contract	$—	$—	$—	$88	$(6)	$82
Indefinite-lived intangible assets:
Trademarks and brand names	981		981	1,006		1,006
Total other intangible assets	$981		$981	$1,094		$1,088

During the first quarter of fiscal 2026, we recognized a definite-lived supply contract intangible asset of $88 million. This amount relates to a barrel supply agreement and was obtained as partial consideration for the sale of the Brown-Forman Cooperage facility and related assets on May 1, 2025 (refer to Note 6). We determined the estimated fair value of the supply contract using a discounted cash flow model. This method requires the use of assumptions, such as projected future market prices and discount rates (refer to Note 14). Amortization related to the supply contract used in the production of barrels will be capitalized into inventories. The supply contract will be amortized based on the actual realization of the benefit over the term of the contract. We expect to realize the benefit over six years. There was $6 million of amortization capitalized into inventories during the three months and nine months ended January 31, 2026.

The increase in the indefinite-lived intangible assets from April 30, 2025 to January 31, 2026, was primarily driven by the impact of foreign exchange rates.

5.    Equity Method Investments
On April 30, 2024, as partial consideration for the sale of the Sonoma-Cutrer wine business to The Duckhorn Portfolio, Inc. (Duckhorn), we obtained a 21.4% ownership interest in the common stock of Duckhorn. During the three months and nine months ended January 31, 2025, we recognized $3 million and $5 million, respectively, of equity method investment income for our share of Duckhorn’s earnings.

Also, effective April 30, 2024, we entered into a transition services agreement (TSA) with Duckhorn related to the sale of the Sonoma-Cutrer wine business. Our cost of sales for the nine months ended January 31, 2025, included $24 million for Sonoma-Cuter products purchased from Duckhorn under the TSA. There was no impact to cost of sales for the three months ended January 31, 2025. Fees earned for transition services provided to Duckhorn under the TSA were immaterial. Services related to the TSA ended on or about August 31, 2024.

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

We expect to incur aggregate restructuring charges of approximately $67 to $70 million in connection with these actions, consisting primarily of approximately $31 to $32 million in severance and other employee-related costs and approximately $36 to $38 million in other restructuring costs, including costs related to the Louisville-based Brown-Forman Cooperage facility closure and consulting services associated with the restructuring actions. Through January 31, 2026, we recognized $67 million of restructuring and other charges associated with these actions, comprising $65 million in restructuring charges and $2 million in other charges for asset impairments. In fiscal 2025, we also recorded $12 million in other charges associated with a special, one-time early retirement benefit and $3 million in charges to adjust the carrying amount of certain Brown-Forman Cooperage inventory to the amount we expected to realize upon disposal (included in cost of sales in our consolidated statement of operations). As of January 31, 2026, $52 million of the charges to be settled in cash have been paid.

The following table summarizes the restructuring and other charges recognized during the three months and nine months ended January 31, 2025 and 2026, respectively.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2025	2026	2025	2026
Restructuring charges:
Severance and other employee-related costs	$19	$3	$19	$7
Other restructuring charges[1]	6	—	8	12
Restructuring charges	25	3	27	19
Other charges[2]	6	—	6	—
Total restructuring and other charges	$31	$3	$33	$19

1Primarily represents one-time costs related to the cooperage facility closure, consulting services, and other miscellaneous exit costs.
2Represents $4 million in costs associated with a special, one-time early retirement benefit to qualifying U.S. employees and $2 million in impairment charges on certain cooperage facility assets that were recognized during the three months ended January 31, 2025.

The charges we currently expect to incur in connection with the Restructuring Initiative are subject to a number of assumptions and risks, and actual results may differ materially. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or in connection with, the Restructuring Initiative.

The following table summarizes the activity in our accrued restructuring costs:

(Dollars in millions)	Severance and Other Employee-Related Costs	Other Restructuring Charges	Total
Balance at April 30, 2025	$13	$6	$19
Costs incurred and charged to expense	7	12	19
Costs paid or otherwise settled	(18)	(7)	(25)
Balance at January 31, 2026	$2	$11	$13

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

7.    Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of January 31, 2026.

8.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consisted of:

(Principal and carrying amounts in millions)	April 30, 2025	January 31, 2026
1.20% senior notes, €300 principal amount, due July 7, 2026	342	356
2.60% senior notes, £300 principal amount, due July 7, 2028	401	410
4.75% senior notes, $650 principal amount, due April 15, 2033	644	644
4.00% senior notes, $300 principal amount, due April 15, 2038	296	296
3.75% senior notes, $250 principal amount, due January 15, 2043	248	249
4.50% senior notes, $500 principal amount, due July 15, 2045	490	490
Total long-term debt (including current portion)	2,421	2,445
Less current portion	—	356
Total long-term debt	$2,421	$2,089
Our short-term borrowings consisted of borrowings under our commercial paper program, as follows:

(Dollars in millions)	April 30, 2025	January 31, 2026
Commercial paper (par amount)	$313	$301
Average interest rate	4.64%	3.86%
Average remaining days to maturity	12	13

9.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity by quarter during the nine months ended January 31, 2025:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2024	$25	$47	$13	$4,261	$(221)	$(608)	$3,517
Net income				195			195
Net other comprehensive income (loss)					(43)		(43)
Declaration of cash dividends				(206)			(206)
Stock-based compensation expense			4				4
Stock issued under compensation plans						3	3
Loss on issuance of treasury stock issued under compensation plans			(5)				(5)
Balance at July 31, 2024	25	47	12	4,250	(264)	(605)	3,465
Net income				258			258
Net other comprehensive income (loss)					(27)		(27)
Stock-based compensation expense			9				9
Balance at October 31, 2024	25	47	21	4,508	(291)	(605)	3,705
Net income				270			270
Net other comprehensive income (loss)					(52)		(52)
Declaration of cash dividends				(107)			(107)
Stock-based compensation expense			7				7
Balance at January 31, 2025	$25	$47	$28	$4,671	$(343)	$(605)	$3,823

The following table shows the changes in stockholders’ equity by quarter during the nine months ended January 31, 2026:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2025	$25	$47	$36	$4,710	$(220)	$(605)	$3,993
Net income				170			170
Net other comprehensive income (loss)					36		36
Declaration of cash dividends				(214)			(214)
Stock-based compensation expense			4				4
Stock issued under compensation plans						5	5
Loss on issuance of treasury stock issued under compensation plans			(6)				(6)
Balance at July 31, 2025	25	47	34	4,666	(184)	(600)	3,988
Net income				224			224
Net other comprehensive income (loss)					14		14
Acquisition of treasury stock						(100)	(100)
Stock-based compensation expense			8				8
Balance at October 31, 2025	25	47	42	4,890	(170)	(700)	4,134
Net income				267			267
Net other comprehensive income (loss)					82		82
Declaration of cash dividends				(107)			(107)
Acquisition of treasury stock						(304)	(304)
Stock-based compensation expense			10				10
Balance at January 31, 2026	$25	$47	$52	$5,050	$(88)	$(1,004)	$4,082

The following table shows the change in each component of accumulated other comprehensive income (AOCI), net of tax, during the nine months ended January 31, 2026:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2025	$(92)	$(5)	$(123)	$(220)
Net other comprehensive income (loss)	120	(5)	17	132
Balance at January 31, 2026	$28	$(10)	$(106)	$(88)

The following table shows the cash dividends declared per share on our Class A and Class B common stock during the nine months ended January 31, 2026:

Declaration Date	Record Date	Payable Date	Amount per Share
May 22, 2025	June 9, 2025	July 1, 2025	$0.2265
July 24, 2025	September 3, 2025	October 1, 2025	$0.2265
November 19, 2025	December 5, 2025	January 2, 2026	$0.2310
On February 18, 2026, our Board of Directors declared a regular quarterly cash dividend on our Class A and Class B common stock of $0.2310 per share. The dividend is payable on April 1, 2026, to stockholders of record on March 9, 2026.

10.    Net Sales
The following table shows our net sales by geography:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2025	2026	2025	2026
United States	$459	$427	$1,367	$1,257
Developed International[1]	298	307	867	851
Emerging[2]	220	276	647	748
Travel Retail[3]	35	39	121	131
Non-branded and bulk[4]	23	7	79	29
Total	$1,035	$1,056	$3,081	$3,016

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
4Includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey, regardless of customer location.

The following table shows our net sales by product category:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2025	2026	2025	2026
Whiskey[1]	$749	$797	$2,177	$2,227
Ready-to-Drink[2]	126	146	380	412
Tequila[3]	68	60	202	189
Non-branded and bulk[4]	23	7	79	29
Rest of portfolio[5]	69	46	243	159
Total	$1,035	$1,056	$3,081	$3,016

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

11.    Pension and Other Postretirement Benefits
The following table shows the components of the net cost recognized for our U.S. pension and other postretirement benefit plans. Similar information for our international defined benefit plans is not presented due to immateriality.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in millions)	2025	2026	2025	2026
Pension Benefits:
Service cost	$4	$3	$13	$10
Interest cost	9	8	27	23
Expected return on plan assets	(10)	(8)	(29)	(25)
Amortization of:
Prior service cost	—	—	1	1
Net actuarial loss	1	1	1	3
Curtailment loss	1	—	1	—
Settlement charge	—	1	—	22
Net cost	$5	$5	$14	$34

Other Postretirement Benefits:
Interest cost	$—	$—	$1	$1
Special termination benefits	1	—	1	—
Curtailment loss	1	—	1	—
Net cost	$2	$—	$3	$1
During the three months and nine months ended January 31, 2026, we recognized pension settlement charges of $1 million and $22 million, respectively, triggered by fiscal year-to-date lump-sum payments under certain pension plans surpassing total annual service and interest cost for those plans.

12.    Income Taxes
Our consolidated interim effective tax rate is based on our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions where we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The effective tax rate on ordinary income for the full fiscal year is expected to be 20.8%, which is less than the U.S. federal statutory rate of 21.0%, due to the beneficial impact of the foreign-derived intangible income deduction and tax credits, mostly offset by state taxes and the tax effects of foreign operations.

The effective tax rate of 18.7% for the nine months ended January 31, 2026, was lower than the expected tax rate of 20.8% on ordinary income for the full fiscal year ending April 30, 2026, primarily due to the beneficial impact of prior fiscal year true-ups and tax rate changes in the current period. The effective tax rate of 18.7% for the nine months ended January 31, 2026, was lower than the effective tax rate of 19.5% for the same period last year. The decrease in our effective tax rate was driven primarily by the favorable year-over-year impact of tax rate changes, lower state taxes, tax credits and changes in valuation allowances, which were partially offset by the unfavorable year-over-year impact of prior fiscal year true-ups.

The Organization for Economic Co-operation and Development (OECD) 15% global minimum tax under the Pillar Two Model Rules, which is now effective in countries with enacted legislation, did not materially impact our financial results in the nine months ended January 31, 2026. We will continue to evaluate the impact in future periods as previously-enacting countries issue related guidance and additional countries consider adoption of the global minimum tax rules. On January 5, 2026, the OECD Inclusive Framework members approved changes to the model rules for the global minimum tax. We are monitoring the implementation of these rules into local laws; however, no material impact to the financial statements is expected for the fiscal year ending April 30, 2026.

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

We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollars with notional amounts for all hedged currencies totaling $463 million at April 30, 2025, and $502 million at January 31, 2026. The maximum term of outstanding derivative contracts was 24 months at both April 30, 2025 and January 31, 2026.

We also use foreign currency-denominated debt instruments to help manage our foreign currency exchange rate risk. We designate a portion of those debt instruments as net investment hedges, which are intended to mitigate foreign currency exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. The amount of foreign currency-denominated debt instruments designated as net investment hedges was $531 million at April 30, 2025, and $546 million at January 31, 2026.

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

The following table presents the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		January 31,
(Dollars in millions)	Classification	2025	2026
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$12	$(15)
Net gain (loss) reclassified from AOCI into earnings	Sales	4	(3)
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$6	$(4)
Net gain (loss) recognized in earnings	Other income (expense), net	(1)	3
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$22	$(21)

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$1,348	$1,396
Other income (expense), net		(5)	7

		Nine Months Ended
		January 31,
(Dollars in millions)	Classification	2025	2026
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$11	$(16)
Net gain (loss) reclassified from AOCI into earnings	Sales	7	(10)
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$6	$(5)
Net gain (loss) recognized in earnings	Other income (expense), net	(6)	6
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$7	$(13)

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$3,935	$3,923
Other income (expense), net		33	31

We expect to reclassify $15 million of deferred net losses on cash flow hedges recorded in AOCI as of January 31, 2026 to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.

The following table presents the fair values of our derivative instruments:

		April 30, 2025		January 31, 2026
(Dollars in millions)	Classification	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Designated as cash flow hedges:
Currency derivatives	Accrued expenses	$2	$(11)	$—	$(18)
Currency derivatives	Other liabilities	—	(3)	—	(3)
Not designated as hedges:
Currency derivatives	Other current assets	2	—	1	—

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

Our derivative instruments require us to maintain a specific level of creditworthiness, which we have maintained. If our creditworthiness were to fall below that level, then the counterparties to our derivative instruments could request immediate payment or collateralization for derivative instruments in net liability positions. The aggregate fair value of our derivatives with creditworthiness requirements that were in a net liability position was $12 million at April 30, 2025, and $21 million at January 31, 2026.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2025
Derivative assets	$4	$(2)	$2	$—	$2
Derivative liabilities	(14)	2	(12)	—	(12)
January 31, 2026
Derivative assets	1	—	1	—	1
Derivative liabilities	(21)	—	(21)	—	(21)

No cash collateral was received or pledged related to our derivative contracts as of April 30, 2025, or January 31, 2026.

14.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2025		January 31, 2026
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$444	$444	$383	$383
Currency derivatives, net	2	2	1	1
Liabilities
Currency derivatives, net	12	12	21	21
Contingent consideration	31	31	31	31
Short-term borrowings	312	312	300	300
Long-term debt (including current portion)	2,421	2,255	2,445	2,318

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

The following table shows the changes in our contingent consideration liability during the nine months ended January 31, 2026:

(Dollars in millions)
Balance at April 30, 2025	$31
Change in fair value[1]	(1)
Foreign currency translation adjustment	1
Balance at January 31, 2026	$31
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

15.    Other Comprehensive Income
The following table shows the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	January 31, 2025			January 31, 2026
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(55)	$(5)	$(60)	$80	$6	$86
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(55)	(5)	(60)	80	6	86
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	12	(3)	9	(15)	3	(12)
Reclassification to earnings[1]	(4)	1	(3)	3	—	3
Other comprehensive income (loss), net	8	(2)	6	(12)	3	(9)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	1	—	1	6	(2)	4
Reclassification to earnings[2]	1	—	1	2	(1)	1
Other comprehensive income (loss), net	2	—	2	8	(3)	5

Total other comprehensive income (loss), net	$(45)	$(7)	$(52)	$76	$6	$82

	Nine Months Ended			Nine Months Ended
	January 31, 2025			January 31, 2026
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$(126)	$(2)	$(128)	$117	$3	$120
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	(126)	(2)	(128)	117	3	120
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	11	(3)	8	(16)	3	(13)
Reclassification to earnings[1]	(7)	2	(5)	10	(2)	8
Other comprehensive income (loss), net	4	(1)	3	(6)	1	(5)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	1	—	1	(3)	—	(3)
Reclassification to earnings[2]	2	—	2	26	(6)	20
Other comprehensive income (loss), net	3	—	3	23	(6)	17

Total other comprehensive income (loss), net	$(119)	$(3)	$(122)	$134	$(2)	$132
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with both our unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended April 30, 2025 (2025 Form 10-K). Note that the results of operations for the nine months ended January 31, 2026, are not necessarily indicative of future or annual results. In this Item, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

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
•“Acquisitions and divestitures.” This adjustment removes (a) the gain or loss recognized on sale of divested brands and certain assets, (b) any non-recurring effects related to our acquisitions and divestitures (e.g., transaction, transition, and integration costs), (c) the effects of operating activity related to acquired and divested brands, including certain divested agency brands, for periods not comparable year over year (non-comparable periods), and (d) fair value changes to contingent consideration liabilities. Excluding non-comparable periods allows us to include the effects of acquired and divested brands only to the extent that results are comparable year over year. For the first, second, and third quarters of fiscal 2026, we had the following acquisitions and divestitures adjustments:
During fiscal 2023, we acquired Gin Mare Brand, S.L.U. and Mareliquid Vantguard, S.L.U., which owned the Gin Mare brand (Gin Mare). This adjustment removes the fair value adjustments to Gin Mare’s contingent consideration liability that is payable in cash no later than July 2027 from our other expense (income), net and operating income.
During fiscal 2024, we sold our Finlandia vodka and Sonoma-Cutrer wine businesses and entered into related transition services agreements (TSAs) for these businesses. This adjustment removes the net sales, cost of sales, operating expenses, and operating income recognized pursuant to the TSAs related to distribution services in certain markets for the non-comparable period, which is activity from the first, second, and third quarters of fiscal 2025.
During the first quarter of fiscal 2025, we recognized a gain of $12 million on the sale of the Alabama cooperage. This adjustment removes the gain from our other expense (income), net and operating income.
During the first quarter of fiscal 2026, we ended our sales, marketing, and distribution relationship with Korbel Champagne Cellars (Korbel relationship), effective June 30, 2025. This adjustment removes the net sales, cost of sales, operating expenses, and operating income for the non-comparable period, which is July through January of fiscal 2025 and fiscal 2026.
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
“Restructuring initiative.” During the third quarter of fiscal 2025, our Board of Directors approved a plan to reduce our structural cost base and realign resources toward future sources of growth. This included reducing our workforce by approximately 12% and closing the Louisville-based Brown-Forman Cooperage. We also offered a special, one-time early retirement benefit to qualifying U.S. employees. During the first nine months of fiscal 2026, we incurred
1Operating expenses include advertising expense, SG&A expense, restructuring and other charges, and other expense (income), net.

$19 million in restructuring and other charges associated with this initiative and completed the sale of the Brown-Forman Cooperage facility and related assets. Comparatively, we incurred $33 million in related restructuring and other charges in the second and third quarters of fiscal 2025. This adjustment removes the restructuring initiative impact from our operating expenses and operating income for the second and third quarters of fiscal 2025 and the first nine months of fiscal 2026. See Note 6 to the Condensed Consolidated Financial Statements for more information.
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
•“Jack Daniel’s RTD/RTP” products include all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Coca-Cola RTD, Jack Daniel’s & Cola, Jack Daniel’s Double Jack, Jack Daniel’s Country Cocktails (JDCC)1, and other malt- and spirit-based Jack Daniel’s RTDs, along with Jack Daniel’s Winter Jack RTP.
•“Jack Daniel’s & Coca-Cola RTD” includes all Jack Daniel’s & Coca-Cola RTD products and Jack Daniel’s bulk whiskey shipments for the production of these products.
•“Tequila” includes el Jimador, the Herradura family of brands (Herradura), and other tequilas.
•“Rest of Portfolio” includes Korbel California Champagnes2, Diplomático, Chambord, Gin Mare, Sonoma-Cutrer (which was divested on April 30, 2024), Finlandia Vodka (which was divested on November 1, 2023), Korbel Brandy2, Fords Gin, and other agency brands (brands we do not own, but sell in certain markets).
•“Non-branded and bulk” includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey.
•“Jack Daniel’s family of brands” includes Jack Daniel’s Tennessee Whiskey (JDTW), JD RTD/RTP, Jack Daniel’s Tennessee Honey (JDTH), Gentleman Jack, Jack Daniel’s Tennessee Apple (JDTA), Jack Daniel’s Tennessee Blackberry (JDTB), Jack Daniel’s Tennessee Fire (JDTF), Jack Daniel’s Single Barrel Collection (JDSB), Jack Daniel’s Bonded Tennessee Whiskey, Jack Daniel’s Sinatra Select, Jack Daniel’s Bonded Rye Tennessee Whiskey, Jack Daniel’s American Single Malt, Jack Daniel’s Triple Mash Blended Straight Whiskey, Jack Daniel’s 10 Year Old, Jack Daniel’s 14 Year Old, Jack Daniel’s 12 Year Old, and other Jack Daniel’s expressions.
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
•“Consumer takeaway.” When discussing trends in the market, we refer to consumer takeaway, a term commonly used in the beverage alcohol industry that refers to the purchase of product by consumers from retail outlets, including products purchased through e-commerce channels, as measured by volume or retail sales value. This information is provided by outside parties, such as Nielsen and the National Alcohol Beverage Control Association (NABCA). Our estimates of
1As announced on March 2, 2026, we agreed to conclude our relationship with Pabst Brewing Company for flavored malt beverages within the United States. We will assume management of the supply, sales, marketing, and distribution of JDCC, effective July 7, 2026.
2Ended the Korbel relationship effective June 30, 2025.

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

Overview
Unless otherwise indicated, all related commentary is on a reported basis and is for the nine months ended January 31, 2026, compared to the same period last year.
Divestitures
During the fourth quarter of fiscal 2024, we sold the Sonoma-Cutrer wine business and entered into a TSA, which ended in August 2024. The absence of this brand negatively impacted our net sales and operating income, though positively impacted our gross margin for the nine months ended January 31, 2026.
During the first quarter of fiscal 2026, we ended the Korbel relationship, effective June 30, 2025. The absence of this brand negatively impacted our net sales and operating income, though positively impacted our gross margin for the three months and nine months ended January 31, 2026.
Restructuring Initiative
During the third quarter of fiscal 2025, our Board of Directors approved a plan to reduce our structural cost base and realign resources toward future sources of growth. This included reducing our workforce by approximately 12% and closing the Louisville-based Brown-Forman Cooperage. We also offered a special, one-time early retirement benefit to qualifying U.S. employees. During the first nine months of fiscal 2026, we incurred additional restructuring charges associated with this initiative and completed the sale of the Brown-Forman Cooperage facility and related assets. While these actions negatively impacted our operating expenses and operating income for the three months and nine months ended January 31, 2026, we benefitted from lower restructuring costs when compared to the same prior-year period. See Note 6 to the Condensed Consolidated Financial Statements for more information.
United States Distributor Evolution
During the first half of fiscal 2026, we transitioned our portfolio distribution in the state of California, effective May 1, 2025, and in 13 additional markets across the United States, effective August 1, 2025. In the third quarter of fiscal 2026, net sales were positively impacted by the timing of distributor ordering patterns in our transition markets. Additionally, our net sales for the three and nine months ended January 31, 2026, benefited from higher net pricing across the portfolio as a result of changes to our distributor relationship terms.
Fiscal 2026 Year-to-Date Highlights
During the nine months ended January 31, 2026, the operating environment remained challenging due to ongoing macroeconomic and geopolitical uncertainties, which we believe negatively impacted consumer confidence and reduced discretionary spending in many of our top markets.
•We delivered net sales of $3.0 billion for the nine months ended January 31, 2026, a decrease of 2%. The decrease was driven by the negative effect of acquisitions and divestitures and unfavorable portfolio mix, partially offset by higher volumes and the positive effect of foreign exchange.
◦From a brand perspective, net sales declines were driven by the end of the Korbel relationship and the absence of the Sonoma-Cutrer prior-year TSA, as well as lower sales of used barrels and JDTW, partially offset by the launch of JDTB and growth of New Mix.
◦From a geographic perspective, the declines in net sales in the United States and developed international markets were partially offset by growth in emerging markets and Travel Retail.
•We delivered gross profit of $1.8 billion for the nine months ended January 31, 2026, a decrease of 1%. Gross margin increased 0.5 percentage points to 59.9% from 59.4% in the same period last year. The increase in gross margin was driven by the positive effect of acquisitions and divestitures and the positive effect of foreign exchange, partially offset by higher costs and unfavorable price/mix.
•We delivered operating income of $905 million for the nine months ended January 31, 2026. Operating margin increased 0.7 percentage points to 30.0% from 29.3% in the same period last year. The increase was driven by (a) the benefit of the substitution drawback claims, (b) the impact of lower restructuring initiative costs, (c) lower SG&A and advertising expenses, (d) the positive effect of acquisitions and divestitures, and (e) the positive effect of foreign exchange. These increases were partially offset by the decline in gross profit and the absence of the prior-year franchise tax refund.

•We delivered diluted earnings per share of $1.41 for the nine months ended January 31, 2026, a decrease of 8% from the $1.53 reported for the same period last year, driven by the absence of gain on sale of our investment in Duckhorn and an increase in non-operating postretirement expense, partially offset by lower interest expense, net.

Summary of Operating Performance
	Three Months Ended January 31,					Nine Months Ended January 31,
(Dollars in millions)	2025	2026	Reported Change		Organic Change[1]	2025	2026	Reported Change		Organic Change[1]
Net sales	$1,035	$1,056	2%		1%	$3,081	$3,016	(2%)		—%
Cost of sales	416	416	—%		3%	1,251	1,209	(3%)		3%
Gross profit	619	640	4%		(1%)	1,830	1,807	(1%)		(2%)
Advertising	125	120	(4%)		(5%)	377	366	(3%)		(2%)
SG&A	178	184	3%		—%	551	548	(1%)		(2%)
Restructuring and other charges	31	3	(91%)		nm4	33	19	(45%)		nm4
Other expense (income), net	5	(7)	nm4		nm4	(33)	(31)	nm4		nm4
Operating income	280	340	21%		—%	902	905	—%		(3%)

Total operating expenses[2]	$339	$300	(11%)		(2%)	$928	$902	(3%)		(2%)

As a percentage of net sales[3]
Gross profit	59.8%	60.6%	0.9	pp		59.4%	59.9%	0.5	pp
Operating income	27.1%	32.1%	5.0	pp		29.3%	30.0%	0.7	pp
Non-operating postretirement expense	$3	$3	nm4			$4	$25	nm4
Interest expense, net	$26	$22	(14%)			$83	$66	(21%)
Effective tax rate	18.7%	14.9%	(3.8)	pp		19.5%	18.7%	(0.8)	pp
Diluted earnings per share	$0.57	$0.58	1%			$1.53	$1.41	(8%)
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
The following table provides supplemental information for our largest markets. We discuss results of the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is on a reported basis and is for the nine months ended January 31, 2026, compared to the same period last year.

Top Markets
Nine months ended January 31, 2026	Net Sales % Change vs. Prior Year Period
Geographic area[1]	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic[2]
United States	(8%)	7%	—%	(1%)
Developed International	(2%)	—%	(4%)	(6%)
Germany	(1%)	—%	(6%)	(7%)
Australia	(2%)	—%	1%	(1%)
United Kingdom	(6%)	—%	(4%)	(10%)
France	(1%)	—%	(6%)	(7%)
Canada	(60%)	1%	—%	(59%)
Rest of Developed International	8%	—%	(5%)	3%
Emerging	16%	1%	(2%)	15%
Mexico	19%	—%	(4%)	15%
Poland	9%	6%	(11%)	4%
Brazil	23%	—%	(2%)	22%
Türkiye	(7%)	—%	24%	18%
Rest of Emerging	18%	1%	(3%)	16%
Travel Retail	9%	—%	(2%)	7%
Non-branded and bulk	(64%)	—%	—%	(64%)
Total	(2%)	4%	(2%)	—%
Note: Results may differ due to rounding

1See “Definitions” above for definitions of market aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

The United States’ net sales declined 8% driven by the end of the Korbel relationship and the absence of the Sonoma-Cutrer prior-year TSA, as well as lower volumes, led by JDTW, Herradura, and JDTH. These declines were partially offset by (a) new product launches, including JDTB, Jack Daniel’s Single Barrel Heritage Barrel, and New Mix, (b) higher net pricing across the portfolio as a result of changes to our distributor relationship terms, and (c) higher volumes of Woodford Reserve due to timing of distributor ordering patterns in our transition markets.
Developed International
•In a challenging economic environment, Germany’s net sales declined 1% driven by lower volumes of JDTW, unfavorable timing of retailer ordering patterns, and lower net pricing of JD RTD/RTP products. These declines were partially offset by the positive effect of foreign exchange and the launch of JDTB.
•Australia’s net sales declined 2% driven by the negative effect of foreign exchange and lower volumes of JD RTD/RTP products.
•The United Kingdom’s net sales declined 6% led by JDTW and JDTH declines reflecting soft consumer demand for the whiskey category impacted by macroeconomic and geopolitical uncertainty, as well as the absence of wholesaler and retailer purchases from the prior-year period. These declines were partially offset by the positive effect of foreign exchange and the launch of JDTB.

•France’s net sales declined 1% driven by lower volumes of JDTW and Diplomático, partially offset by the positive effect of foreign exchange and the launch of JDTB.
•Canada’s net sales declined 60% driven by volumetric declines of our American whiskey portfolio and JD RTD/RTP products due to the continued absence of American-made beverage alcohol from retail shelves in most of its provinces.
•Net sales in the Rest of Developed International increased 8% driven by the positive effect of foreign exchange, growth in Italy due to the transition to owned distribution, and the distribution of new agency brands in Japan. These increases were partially offset by lower volumes of JDTW in the rest of Europe.
Emerging
•Mexico’s net sales increased 19% driven by higher volumes and prices of New Mix, the positive effect of foreign exchange, and the distribution of new agency brands.
•Poland’s net sales increased 9% driven by the positive effect of foreign exchange, growth of JDTW due to increased consumer-led demand, and the launch of JDTB. This growth was partially offset by the absence of the Finlandia prior-year TSA.
•Brazil’s net sales increased 23% driven by higher volumes of JDTA and JDTW, reflecting continued distribution expansion and favorable timing of retailer ordering patterns.
•Türkiye’s net sales declined 7% driven by the negative effect of foreign exchange, partially offset by higher prices in response to inflation and volumetric gains of JDTW.
•Net sales in the Rest of Emerging increased 18%, due to broad-based volume gains of the Jack Daniel’s family of brands, led by the rest of Latin America and the United Arab Emirates, reflecting an estimated net increase in distributor inventories, as well as the positive effect of foreign exchange.
Travel Retail’s net sales increased 9% due to higher volumes of JDTW, the favorable timing of ordering patterns, and the positive effect of foreign exchange.
Non-branded and bulk’s net sales decreased 64% driven by the decline of used barrel sales as demand and pricing adjusted to levels that reflect the current challenging and uncertain operating environment for our industry.

Brand Highlights
The following table provides supplemental information for our largest brands. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is on a reported basis and is for the nine months ended January 31, 2026, compared to the same period last year.

Major Brands
Nine months ended January 31, 2026	Net Sales % Change vs. Prior Year Period
Product category / brand family / brand[1]	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic[2]
Whiskey	2%	—%	(1%)	1%
JDTW	(2%)	—%	(2%)	(3%)
JDTH	(3%)	—%	(2%)	(5%)
Gentleman Jack	1%	—%	(1%)	—%
JDTA	18%	—%	(3%)	15%
JDTF	(7%)	—%	(1%)	(8%)
Woodford Reserve	3%	—%	—%	2%
Old Forester	2%	—%	—%	2%
Rest of Whiskey	53%	—%	(1%)	51%
Ready-to-Drink	8%	—%	(2%)	6%
JD RTD/RTP	(3%)	—%	(2%)	(5%)
New Mix	37%	—%	(4%)	34%
Tequila	(6%)	—%	(1%)	(7%)
el Jimador	(3%)	—%	(1%)	(4%)
Herradura	(11%)	—%	(1%)	(12%)
Rest of Portfolio	(34%)	55%	(4%)	16%
Non-branded and bulk	(64%)	—%	—%	(64%)
Note: Results may differ due to rounding

1See “Definitions” above for definitions of brand aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Whiskey
•Net sales for JDTW declined 2% driven by lower volumes in our developed international markets, led by Germany and Canada, as well as the United States. These declines were partially offset by broad-based growth across our emerging markets, led by Türkiye and Brazil, as well as the positive effect of foreign exchange. An estimated net increase in distributor inventories in our emerging markets, led by the United Arab Emirates, positively impacted net sales.
•Net sales for JDTH declined 3% driven by lower volumes in the United States, partially offset by the positive effect of foreign exchange.
•Net sales for Gentleman Jack increased 1% driven by the positive effect of foreign exchange. In addition, lower volumes in the United States were offset by higher volumes in Poland.
•Net sales for JDTA increased 18% driven by growth in Brazil due to the continued distribution expansion and favorable timing of retailer ordering patterns, as well as the positive effect of foreign exchange.
•Net sales for JDTF declined 7% driven by lower volumes in the United States, partially offset by the positive effect of foreign exchange.

•Woodford Reserve’s net sales increased 3% driven by the United States, which benefited from higher net pricing related to the distributor transitions and an estimated net increase in distributor inventories, partially offset by the continued absence of American-made beverage alcohol from retail shelves in most Canadian provinces.
•Old Forester’s net sales increased 2% driven by the United States due to timing of the distributor ordering patterns in our transition markets.
•Net sales for Rest of Whiskey increased 53% driven by new products launches, including JDTB, which benefited from an estimated net increase in distributor inventories, and Jack Daniel’s Single Barrel Heritage Barrel in the United States. Growth of The GlenDronach in our developed international markets also contributed to the increase. These gains were partially offset by lower volumes of the rest of other super-premium Jack Daniel’s expressions and Glenglassaugh.
Ready-to-Drink
•Net sales for the JD RTD/RTP brands declined 3% driven by lower volumes in Canada due to the continued absence of American-made beverage alcohol from retail shelves in most of its provinces, lower volumes in the United States, and declines in Germany. These declines were partially offset by the positive effect of foreign exchange.
•New Mix’s net sales increased 37% driven by strong growth in Mexico with market share gains in a growing category.
Tequila
•el Jimador’s net sales decreased 3% driven by declines in the United States and Mexico, partially offset by higher volumes in the rest of Latin America and the positive effect of foreign exchange. An estimated net increase in distributor inventories, led by the United States, positively impacted net sales.
•Herradura’s net sales declined 11% driven by lower volumes in the United States.
Net sales for Rest of Portfolio declined 34% driven by the end of the Korbel relationship and the absence of Sonoma-Cutrer and Finlandia prior-year TSAs. These declines were partially offset by the distribution of new agency brands in Japan and Mexico, growth of Gin Mare and Diplomático in Italy, and the positive effect of foreign exchange.
Non-branded and bulk’s net sales decreased 64% driven by the decline of used barrel sales as demand and pricing adjusted to levels that reflect the current challenging and uncertain operating environment for our industry.

Year-Over-Year Period Comparisons

Net Sales
	3 Months			9 Months
Percentage change versus the prior year period ended January 31	Volume	Price/mix	Total	Volume	Price/mix	Total
Change in reported net sales	3%	(1%)	2%	2%	(4%)	(2%)
Acquisitions and divestitures	3%	—%	3%	3%	—%	4%
Foreign exchange	—%	(4%)	(4%)	—%	(2%)	(2%)
Change in organic net sales	6%	(5%)	1%	5%	(5%)	—%
Note: Results may differ due to rounding

For the three months ended January 31, 2026, net sales were $1.1 billion, an increase of $21 million, or 2%, driven by higher volumes, partially offset by unfavorable price/mix. Volume increased 3% driven by New Mix, the launch of JDTB, and JDTW, due in part to a net increase in distributor inventories in the United States, partially offset by the end of the Korbel relationship and lower volumes of JD RTD/RTP. Price/mix declined 1% driven by unfavorable portfolio mix from New Mix and lower sales of used barrels, partially offset by the positive effect of foreign exchange and the favorable portfolio mix impact from JD RTD/RTP.
For the nine months ended January 31, 2026, net sales were $3.0 billion, a decrease of $65 million, or 2%, driven by unfavorable price/mix, partially offset by higher volumes. Volume increased 2% driven by higher volumes of New Mix and the launch of JDTB, due in part to a net increase in distributor inventories in the United States, partially offset by the end of the Korbel relationship and the Sonoma-Cutrer prior-year TSA, as well as lower volumes of JD RTD/RTP and JDTW. Price/mix declined 4% driven by unfavorable portfolio mix from New Mix and lower sales of used barrels, partially offset by the positive effect of foreign exchange and the positive portfolio mix impact from JDTB and JD RTD/RTP. See “Results of Operations - Fiscal 2026 Year-to-Date Highlights” above for further details on net sales for the nine months ended January 31, 2026.

Cost of Sales
	3 Months			9 Months
Percentage change versus the prior year period ended January 31	Volume	Cost/mix	Total	Volume	Cost/mix	Total
Change in reported cost of sales	3%	(4%)	—%	2%	(5%)	(3%)
Acquisitions and divestitures	3%	2%	5%	3%	4%	8%
Foreign exchange	—%	(2%)	(2%)	—%	(1%)	(1%)
Change in organic cost of sales	6%	(3%)	3%	5%	(2%)	3%
Note: Results may differ due to rounding

For the three months ended January 31, 2026, cost of sales were $416 million, a decrease of $1 million, or flat, as favorable cost/mix was offset by higher volumes. Volume increased 3% driven by New Mix, the launch of JDTB, and JDTW, due in part to a net increase in distributor inventories in the United States, partially offset by the end of the Korbel relationship and lower volumes of JD RTD/RTP. Cost/mix declined 4% driven by the end of the Korbel relationship, favorable portfolio mix from New Mix, and lower agave costs. The decline was partially offset by unfavorable fixed cost absorption related to decreased production of our full-strength portfolio, inflation on our input costs, and the negative effect of foreign exchange.
For the nine months ended January 31, 2026, cost of sales were $1.2 billion, a decrease of $42 million, or 3%, driven by favorable cost/mix, partially offset by higher volumes. Volume increased 2% driven by New Mix and the launch of JDTB, due in part to a net increase in distributor inventories in the United States, partially offset by the end of the Korbel relationship and the Sonoma-Cutrer prior-year TSA, as well as lower volumes of JD RTD/RTP and JDTW. Cost/mix declined 5% driven by the end of the Korbel relationship, the absence of the Sonoma-Cutrer prior-year TSA, favorable portfolio mix from New Mix, as well as lower agave costs. These declines were partially offset by unfavorable fixed cost absorption related to decreased production of our full-strength portfolio, inflation on our input costs, timing of cost fluctuations, and the negative effect of foreign exchange.

Gross Profit
Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported gross profit	4%	(1%)
Acquisitions and divestitures	1%	1%
Foreign exchange	(5%)	(2%)
Change in organic gross profit	(1%)	(2%)
Note: Results may differ due to rounding

Gross Margin
For the period ended January 31	3 Months	9 Months
Prior year gross margin	59.8%	59.4%
Price/mix	(0.5)%	(0.4)%
Cost	(0.3)%	(0.9)%
Acquisitions and divestitures	0.9%	1.6%
Foreign exchange	0.8%	0.3%
Change in gross margin	0.9%	0.5%
Current year gross margin	60.6%	59.9%
Note: Results may differ due to rounding	0.001000	—

For the three months ended January 31, 2026, gross profit totaled $640 million, an increase of $22 million, or 4%. Gross margin increased to 60.6% from 59.8% in the same period last year. The increase in gross margin was driven by the positive effect of acquisitions and divestitures and the positive effect of foreign exchange, partially offset by unfavorable price/mix and higher costs.
For the nine months ended January 31, 2026, gross profit totaled $1.8 billion, a decrease of $23 million, or 1%. Gross margin increased to 59.9% from 59.4% in the same period last year. The increase in gross margin was driven by the positive effect of acquisitions and divestitures and the positive effect of foreign exchange, partially offset by higher costs and unfavorable price/mix.

Operating Expenses
Percentage change versus the prior year period ended January 31
3 Months	Reported	Acquisitions and Divestitures	Other Items[1]	Foreign Exchange	Organic
Advertising	(4%)	3%	—%	(4%)	(5%)
SG&A	3%	—%	—%	(3%)	—%
Total operating expenses[2]	(11%)	2%	10%	(2%)	(2%)

9 Months
Advertising	(3%)	3%	—%	(2%)	(2%)
SG&A	(1%)	—%	—%	(2%)	(2%)
Total operating expenses[2]	(3%)	—%	2%	(1%)	(2%)
Note: Results may differ due to rounding

1“Other items” includes “substitution drawback claims,” “franchise tax refund,” and “restructuring initiative.” See “Non-GAAP Financial Measures” above for additional details.
2Total operating expenses include advertising expense, SG&A expense, restructuring and other charges, and other expense (income), net.
For the three months ended January 31, 2026, operating expenses totaled $300 million, a decrease of $39 million, or 11%, compared to the same period last year. The decrease in operating expenses was driven by the impact of lower restructuring initiative costs as compared to the same prior-year period, and lower advertising expense. These decreases were partially offset by the negative effect of foreign exchange.
•Advertising expense decreased 4% for the three months ended January 31, 2026, driven by lower JDTW and other super-premium Jack Daniel’s expressions spend, as well as the end of the Korbel relationship. These decreases were partially offset by the negative effect of foreign exchange and the increased investment for the launch of JDTB.
•SG&A expense increased 3% for the three months ended January 31, 2026, driven by the negative effect of foreign exchange and higher costs in Italy related to the transition to owned distribution, partially offset by lower compensation-and-benefit-related expenses.
For the nine months ended January 31, 2026, operating expenses totaled $902 million, a decrease of $26 million, or 3%. The decrease in operating expenses was driven by the benefit of the substitution drawback claims, lower SG&A and advertising expenses, and the impact of lower restructuring initiative costs as compared to the same prior-year period. These decreases were partially offset by the absences of the prior-year franchise tax refund and gain on the sale of the Alabama cooperage, as well as the negative effect of foreign exchange.
•Advertising expense decreased 3% for the nine months ended January 31, 2026, driven by the end of the Korbel relationship and lower spend across the other super-premium Jack Daniel’s expressions, JDTA, and JDTH. These decreases were partially offset by the launch of JDTB and the negative effect of foreign exchange.
•SG&A expense decreased 1% for the nine months ended January 31, 2026, driven by lower compensation-and-benefit-related expenses following our restructuring initiative, partially offset by the negative effect of foreign exchange.

Operating Income
Percentage change versus the prior year period ended January 31	3 Months	9 Months
Change in reported operating income	21%	—%
Acquisitions and divestitures	1%	2%
Other items[1]	(11%)	(2%)
Foreign exchange	(10%)	(3%)
Change in organic operating income	—%	(3%)
Note: Results may differ due to rounding

1“Other items” includes “substitution drawback claims,” “franchise tax refund,” and “restructuring initiative.” See “Non-GAAP Financial Measures” above for additional details.
For the three months ended January 31, 2026, operating income totaled $340 million, an increase of $60 million, or 21%, compared to the same period last year. Operating margin increased 5.0 percentage points to 32.1% from 27.1% in the same period last year driven by the impact of lower restructuring initiative costs, the positive effect of foreign exchange, the positive effect of acquisitions and divestitures, and lower advertising expense. These increases were partially offset by the decline in gross profit.
For the nine months ended January 31, 2026, operating income totaled $905 million, an increase of $3 million, or flat. Operating margin increased 0.7 percentage points to 30.0% from 29.3% in the same period last year driven by (a) the benefit of the substitution drawback claims, (b) the impact of lower restructuring initiative costs, (c) lower SG&A and advertising expenses, (d) the positive effect of acquisitions and divestitures, and (e) the positive effect of foreign exchange. These increases were partially offset by the decline in gross profit and the absence of the prior-year franchise tax refund.
The effective tax rate for the three months ended January 31, 2026 was 14.9% compared to 18.7% for the same period last year. The decrease in our effective tax rate was driven primarily by the favorable year-over-year impacts of tax rate changes, tax credits, lower state taxes, the effects of foreign taxes and changes in unrecognized tax benefits, which were partially offset by the unfavorable year-over-year impact of prior fiscal year true-ups.
The effective tax rate for the nine months ended January 31, 2026 was 18.7% compared to 19.5% for the same period last year. The decrease in our effective tax rate was driven primarily by the favorable year-over-year impacts of tax rate changes, lower state taxes, tax credits and changes in valuation allowances, which were partially offset by the unfavorable year-over-year impact of prior fiscal year true-ups.
Diluted earnings per share of $0.58 for the three months ended January 31, 2026, increased 1% compared to the $0.57 reported for the same period last year, as the increase in operating income, the benefit of lower effective tax rate, and lower interest expense, net was partially offset by the absence of gain on sale of our investment in Duckhorn. Diluted earnings per share of $1.41 for the nine months ended January 31, 2026, decreased 8% from the $1.53 reported for the same period last year, driven by the absence of gain on sale of our investment in Duckhorn and an increase in non-operating postretirement expense, partially offset by lower interest expense, net.
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
•Capital expenditures planned to be in the range of $110 to $120 million.
The forecasted effective tax rate range has been updated to approximately 19% to 21% from 21% to 23%.

Liquidity and Financial Condition
Liquidity. We generate strong cash flows from operations, which enable us to meet current obligations, fund capital expenditures, and return cash to our stockholders through regular dividends and, from time to time, through share repurchases and special dividends. We believe our investment-grade credit ratings (A2 by Moody’s and A- by Standard & Poor’s) provide us with financial flexibility when accessing global debt capital markets and allow us to reserve adequate debt capacity for investment opportunities and unforeseen events.
Our cash flows from operations are supplemented by our cash and cash equivalent balances, as well as access to other liquidity sources. Cash and cash equivalents were $444 million at April 30, 2025, and $383 million at January 31, 2026. As of January 31, 2026, approximately 48% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash requirements and may decide to repatriate additional cash held by our foreign subsidiaries, which may require us to provide for and pay additional taxes.
We have a $900 million commercial paper program that we use, together with our cash flows from operations, to fund our short-term operational needs. See Note 8 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for outstanding commercial paper balances, interest rates, and days to maturity at April 30, 2025, and January 31, 2026. The average balances, interest rates, and original maturities during the periods ended January 31, 2025 and 2026, are presented below.

	Three Months Average		Nine Months Average
	January 31,		January 31,
(Dollars in millions)	2025	2026	2025	2026
Average commercial paper (par amount)	$422	$315	$463	$285
Average interest rate	4.80%	3.99%	5.16%	4.32%
Average days to maturity at issuance	56	32	42	29
Our commercial paper program is supported by available commitments under our $900 million bank credit facility that expires on May 26, 2029. Although unlikely, under extreme market conditions, one or more participating banks may not be able to fund its commitments under our credit facility. To manage this counterparty credit risk, we partner with banks that have investment grade credit ratings, limit the amount of exposure we have with each bank, and monitor each bank’s financial condition.
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
Cash flows. Cash provided by operating activities of $709 million during the nine months ended January 31, 2026, increased $263 million from the same period last year, reflecting lower working capital requirements, partially offset by lower earnings.
Cash used for investing activities was $48 million during the nine months ended January 31, 2026, compared to $284 million in cash provided by investing activities during the same period last year. The $332 million decrease largely reflects (a) the absence of $350 million in proceeds from the sale of our equity method investment in Duckhorn in December 2024 and (b) an $18 million decrease in proceeds from cooperage asset sales ($51 million from the sale of our Alabama cooperage assets in May 2024; $33 million from the sale of our Brown-Forman Cooperage assets in May 2025), partially offset by (c) a $36 million decline in capital expenditures.
Cash used for financing activities was $737 million during the nine months ended January 31, 2026, compared to $546 million in cash used for financing activities during the same prior-year period. The $191 million increase largely reflects a $400 million increase in share repurchases and an $8 million increase in dividend payments, partially offset by a $214 million decrease in net repayments of short-term borrowings.

Dividends. See Note 9 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for information about cash dividends declared per share on our Class A and Class B common stock during fiscal 2026.
Share repurchases. On October 1, 2025, the Board of Directors authorized the repurchase of up to $400 million (excluding brokerage fees and excise taxes) of outstanding shares of Class A and Class B common stock from October 1, 2025, through October 1, 2026 (the Repurchase Program), subject to market and other conditions. Under the Repurchase Program, we could repurchase shares of Class A and Class B common stock for cash in open market purchases, block transactions, purchases made in accordance with Rule 10b5-1 under the Exchange Act, and privately negotiated transactions, in accordance with applicable laws and regulations. The Repurchase Program did not obligate us to repurchase a minimum number of shares of common stock and prior to its completion, could be modified, suspended, or terminated by us at any time without prior notice.
Under the Repurchase Program, we repurchased 705,139 Class A shares at an average price of $28.10 per share and 13,348,510 Class B shares at an average price of $28.48 per share, for a total cost (excluding brokerage fees and excise taxes) of $400 million. The program was completed in December 2025.

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

The following table provides information about shares of our common stock (Class A and Class B, in total) that we acquired as part of the Repurchase Program during the quarter ended January 31, 2026:

Period	Total Number of Class A Shares Purchased(1)	Total Number of Class B Shares Purchased(1)	Average Price Paid per Class A Share(2)	Average Price Paid per Class B Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
November 1 – November 30, 2025	302,431	5,721,293	$27.50	$27.74	6,023,724	$134,200,000
December 1 – December 31, 2025	176,108	4,334,311	$29.44	$29.76	4,510,419	$—
January 1 – January 31, 2026	—	—	$—	$—	—	$—
Total	478,539	10,055,604	$28.21	$28.61	10,534,143	$—

(1)
All shares in this column were repurchased under the program announced on October 2, 2025, under which the Board of Directors authorized the repurchase of up to $400 million (excluding brokerage fees and excise taxes) of outstanding shares of Class A and Class B common stock between October 1, 2025 and October 1, 2026. The program was completed in December 2025.

(2)
Our share repurchases in excess of issuances are subject to 1% excise tax enacted by the Inflation Reduction Act. The amounts reflected in this table exclude related fees, costs, commissions, and any excise tax incurred in connection with the share repurchases.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended January 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended January 31, 2026, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	March 4, 2026	By:	/s/ Leanne D. Cunningham
Leanne D. Cunningham
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)