Form 10-K
period 2026-04-30
BROWN FORMAN CORP
filed 2026-06-12
CIK 14693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑
The aggregate market value, as of the last business day of the most recently completed second fiscal quarter, of the voting and nonvoting equity held by nonaffiliates of the registrant was approximately $9,000,000,000.

The number of shares outstanding for each of the registrant’s classes of Common Stock on June 9, 2026, was:

Class A Common Stock (voting), $0.15 par value	168,480,849
Class B Common Stock (nonvoting), $0.15 par value	290,383,416
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on or about July 23, 2026, are incorporated by reference into Part III of this report.

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “ambition,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from those expressed in or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Part I under “Item 1A. Risk Factors” and those described from time to time in our future reports filed with the Securities and Exchange Commission, including:

•Our substantial dependence upon the continued growth of the Jack Daniel’s family of brands
•Substantial competition from new entrants, consolidations by competitors and retailers, and other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets or distribution networks
•Disruption of our distribution network or inventory fluctuations in our products by distributors, wholesalers, or retailers
•Risks from changes to the trade policies, tariffs, and import and export regulations of the United States or foreign governments and the effectiveness of our actions to mitigate the negative impact on our margins, sales, and/or distributors
•Changes in consumer preferences, consumption, or purchase patterns – particularly away from larger producers in favor of small distilleries or local producers, or away from brown spirits, our premium products, or spirits generally, and our ability to anticipate or react to them; further legalization of marijuana; bar, restaurant, travel, or other on-premise declines; shifts in demographic or health and wellness trends; or unfavorable consumer reaction to new products, line extensions, package changes, product reformulations, or other product innovation
•Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher fixed costs
•Production facility, aging warehouse, or supply chain disruption
•Imprecision in supply/demand forecasting
•Higher costs, lower quality, or unavailability of energy, water, raw materials, product ingredients, or labor
•Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value
•Unfavorable global or regional economic conditions and related economic slowdowns or recessions, low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations
•Negative publicity related to our company, products, brands, marketing, executive leadership, employees, Board of Directors, family stockholders, operations, business performance, or prospects or risks relating to the increased risk of social media
•Product recalls or other product liability claims, product tampering, contamination, or quality issues
•Failure to attract or retain key executive or employee talent
•Impact of health epidemics and pandemics, and the risk of the resulting negative economic impacts and related governmental actions
•Risks associated with being a U.S.-based company with a global business, including commercial, political, and financial risks; local labor policies and conditions; compliance with local trade practices and other regulations; terrorism, kidnapping, extortion, or other types of violence; and health pandemics
•Failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations
•Fluctuations in foreign currency exchange rates, particularly due to a stronger U.S. dollar
•A downgrade or potential downgrade of our credit ratings
•Changes in laws, regulatory measures, or governmental policies, especially those affecting production, importation, marketing, labeling, pricing, distribution, sale, or consumption of our beverage alcohol products
•Tax rate changes (including excise, corporate, sales or value-added taxes, property taxes, payroll taxes, import and export duties, and tariffs) or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur
•Decline in the social acceptability of beverage alcohol in significant markets
•Significant additional labeling or warning requirements or limitations on availability of our beverage alcohol products
•Counterfeiting and inadequate protection of our intellectual property rights
•Significant legal disputes and proceedings, or government investigations

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
PART I
Item 1. Business
Overview
Brown-Forman Corporation (the “Company,” “Brown-Forman,” “we,” “us,” or “our” below) was incorporated under the laws of the State of Delaware in 1933, successor to a business founded in 1870 as a partnership and later incorporated under the laws of the Commonwealth of Kentucky in 1901. We primarily manufacture, distill, bottle, import, export, market, and sell a wide variety of beverage alcohol products under recognized brands. We employ approximately 4,900 people (excluding individuals who work on a part-time or temporary basis) on six continents, including approximately 1,900 people in the United States (approximately 7% of whom are represented by a union) and 700 people in Louisville, Kentucky, USA, home of our world headquarters. According to International Wine & Spirit Research (IWSR), we are the largest American-owned premium-plus spirits company. We are a “controlled company” under New York Stock Exchange rules because the Brown family owns more than 50% of our voting stock.
For a discussion of recent developments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary.”
Brands
Beginning in 1870 with Old Forester Kentucky Straight Bourbon Whisky – our founding brand – and spanning the generations since, we have built a portfolio of more than 40 spirit and ready-to-drink (RTD) cocktail brands that includes some of the best-known and most loved trademarks in our industry. The most important and iconic brand in our portfolio is Jack Daniel’s Tennessee Whiskey, the #1 selling American whiskey in the world.1 Within the Jack Daniel’s portfolio, Jack Daniel’s 14-Year-Old Tennessee Whiskey took home honors for World’s Best Tennessee Whiskey and Jack Daniel’s Bonded won the award for Best Tennessee Whiskey (No Age Statement) at the 2026 World Whiskies Awards. Our premium bourbon, Old Forester, was recognized by the San Francisco Spirits Competition in 2026, where both Old Forester 1870 Original Batch and Old Forester 1897 Bottled in Bond won Double Gold (the highest honor).
1IWSR 2025 Data.

Principal Brands
Jack Daniel’s Tennessee Whiskey	el Jimador New Mix RTD
Jack Daniel’s RTD[1]	el Jimador Tequilas[4]
Jack Daniel’s Tennessee Honey	Herradura Tequilas[5]
Gentleman Jack Rare Tennessee Whiskey	Old Forester Kentucky Straight Bourbon Whisky
Jack Daniel’s Tennessee Apple	Old Forester Whiskey Row Series
Jack Daniel’s Tennessee Blackberry	Old Forester Single Barrel Straight Bourbon Whisky
Jack Daniel’s Tennessee Fire	Diplomático Rums[5]
Jack Daniel’s Single Barrel Collection[2]	Gin Mare[5]
Jack Daniel’s Bonded Series[3]	Chambord Liqueur
Jack Daniel’s Sinatra Select	The Glendronach Single Malt Scotch Whiskies[5]
Jack Daniel’s 10-Year-Old Tennessee Whiskey	Benriach Single Malt Scotch Whiskies[5]
Jack Daniel’s American Single Malt	Glenglassaugh Single Malt Scotch Whiskies[5]
Jack Daniel’s 14-Year-Old Tennessee Whiskey	Fords Gin
Jack Daniel’s 12-Year-Old Tennessee Whiskey	King of Kentucky Straight Bourbon Whiskey
Woodford Reserve Kentucky Bourbon	Slane Irish Whiskey
Woodford Reserve Double Oaked
Woodford Reserve Kentucky Rye Whiskey
Woodford Reserve Double Double Oaked

[1]Jack Daniel’s RTD includes Jack Daniel’s & Coca-Cola RTD, Jack Daniel’s & Cola, Jack Daniel’s Double Jack, Jack Daniel’s Country Cocktails, and other malt- and spirit-based Jack Daniel’s RTDs.
[2]The Jack Daniel’s Single Barrel Collection includes Jack Daniel’s Single Barrel Select, Jack Daniel’s Single Barrel Heritage Barrel, Jack Daniel’s Single Barrel Barrel Proof, Jack Daniel’s Single Barrel - Barrel Proof Rye, Jack Daniel’s Single Barrel Rye, and other Jack Daniel’s Single Barrel special-release expressions.

[3]The Jack Daniel’s Bonded Series includes Jack Daniel’s Bonded Tennessee Whiskey, Jack Daniel’s Bonded Tennessee Rye, and Jack Daniel’s Triple Mash Blended Straight Whiskey.
[4]el Jimador Tequilas comprise all full-strength expressions of el Jimador.
[5]Comprises all expressions of this brand.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2026 Brand Highlights” for brand performance details.
Our vision in marketing is to be the best brand builders in the industry. We build our portfolio by investing in platforms that keep us deeply connected to our consumers and help us relentlessly forge the world's most authentic, admired, and enduring spirits brands. These platforms cover a wide spectrum of activities, including media advertising (TV, radio, print, outdoor, digital, and social), consumer and trade promotions, sponsorships, and visitors’ center programs at our distilleries. We aim to grow our sales and profits by consistently delivering responsible marketing programs that are bold in creativity, driving brand recognition, brand trial, brand loyalty, and, ultimately, consumer demand around the world.

Markets
We sell our products in over 170 countries. The United States, our most important market, accounted for 42% of our net sales in fiscal 2026, and the other 58% were outside of the United States. The table below shows the percentage of total reported net sales for our top markets in our three most recent fiscal years:

Percentage of Total Reported Net Sales by Geographic Area
	Year ended April 30,
	2024	2025	2026
United States	45%	44%	42%
Mexico	7%	7%	8%
Germany	6%	6%	6%
Australia	5%	5%	5%
United Kingdom	4%	4%	4%
Other	32%	33%	35%
TOTAL	100%	100%	100%
Note: Totals may differ due to rounding
For details about net sales in our top markets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2026 Market Highlights.” For details about our reportable segment and for additional geographic information about net sales and long-lived assets, see Note 19 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.” For details on risks related to our global operations, see “Item 1A. Risk Factors.”
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
In the United States, which generally prohibits spirits manufacturers from selling their products directly to consumers, we sell our products either to distributors or to state governments (in states that directly control alcohol sales) that then sell to retail customers and consumers.
Outside the United States, we use a variety of RTC models, which can be grouped into three categories: owned distribution, partner, and government-controlled markets. We own and operate distribution companies for Australia, Belgium and Luxembourg, Brazil, Czechia, France, Germany, Italy, Japan, Mexico, Poland, Slovakia, South Korea, Spain, Taiwan, Thailand, Türkiye, and the United Kingdom. In these owned-distribution markets, and in a large portion of the Travel Retail channel, we sell our products directly to retailers or wholesalers. In many other markets, we rely on third parties to distribute our brands, generally under fixed-term distribution contracts. In Canada, we sell our products to provincial governments.
We believe that our customer relationships are good and that our exposure to concentrations of credit risk is limited due to the diverse geographic areas covered by our operations and our thorough evaluation of each customer. In fiscal 2026, our largest customer accounted for approximately 10% of our consolidated net sales. No other customer accounted for 10% or more of our consolidated net sales in fiscal 2026.
Seasonality
Holiday buying makes the fourth calendar quarter (generally our third fiscal quarter) the peak season for our business. Approximately 28%, 29%, and 30% of our reported net sales for fiscal 2024, fiscal 2025, and fiscal 2026, respectively, were in the fourth calendar quarter.

Competition
Trade information indicates that we are one of the largest global suppliers of premium spirits. According to IWSR, for calendar year 2025, the ten largest global spirits companies controlled over 20% of the total spirits volume sold around the world. While we believe that the overall market environment offers considerable growth opportunities for us, our industry is, and will remain, highly competitive. We compete against many global, regional, and local brands in a variety of categories of beverage alcohol, but our brands compete primarily in the industry’s premium-and-above price points. Our competitors include major global spirits companies, such as Bacardi Limited, Becle S.A.B. de C.V., Davide Campari-Milano N.V., Diageo PLC, LVMH Moët Hennessy Louis Vuitton SE, Pernod Ricard SA, Rémy Cointreau, and Suntory Global Spirits. In addition, particularly in the United States, we compete with national companies and craft spirit brands.
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

For details on risks related to the protection of our intellectual property, see “Item 1A. Risk Factors.” For details on our most important brands, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal 2026 Brand Highlights.”
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
Many countries set their own distilling and maturation requirements. For example, under U.S. federal and state regulations, bourbon and Tennessee whiskeys must be aged in new, charred oak barrels; we typically age our whiskeys at least three years. Mexican authorities regulate the production and bottling of tequilas; they mandate minimum aging periods for extra añejo (three years), añejo (one year), and reposado (two months). Irish whiskey must be matured at least three years in a wood cask, such as oak, on the island of Ireland. Scotch whisky must be matured in oak casks for at least three years in Scotland. We comply with all applicable laws and regulations.
Our operations are also subject to various environmental protection statutes and regulations, and our policy is to comply with them. Complying with these statutes and regulations has not materially impacted our capital expenditures, earnings, or competitive position, and is not expected to have a material impact during fiscal 2027.

Integrated Strategy and Performance
For more than 155 years, Brown-Forman and the Brown family have been committed to driving sustainable growth and building exceptional spirits brands responsibly. We believe Brown-Forman’s status as a publicly traded, family-controlled company has contributed to this growth and our ability to create long-term value for all stockholders. The image on the left illustrates our highest ambition, “Nothing Better in the Market,” surrounded by the values that have guided us for decades: integrity, respect, trust, teamwork, and excellence. In addition to these guiding principles, our success depends on several strategic priorities, as illustrated in the image on the right: the quality of the brands within our portfolio, our geographic reach, the talent and diversity of our people, and the return on our investments. Moreover, taking an integrated approach means that many aspects of our company contribute to this value creation and are fundamental to our strategy, including our spirit of commitment to environmental sustainability, alcohol and marketing responsibility, culture and inclusion, and doing our part in the communities in which we live and work.
In recent years, we faced a challenging, volatile environment. Our employees’ unique mix of agility, resilience, energy, and collaboration enabled us to succeed despite these challenges. As we move toward a reimagined future with renewed enthusiasm for the opportunities ahead, our core values and ambition to deliver “Nothing Better in the Market” will continue to guide our decisions and actions. We believe we are well positioned to navigate the ever-changing landscape. We will make bold moves with a commitment to improve continuously as we work together to deliver sustained long-term growth.
This Integrated Annual Report on Form 10-K for the fiscal year ended April 30, 2026, presents not only our financial performance but also our environmental, social, and governance strategies, commitments, and results. It provides a holistic view of Brown-Forman, our culture, our strategic approach to our business, and how we achieve results.
Portfolio and Responsibility
We seek to build brands and create stockholder value responsibly by delivering strong, sustainable growth, solid margins, and high returns on invested capital. We focus on building brands that can be meaningful for our company and our legal-drinking-age consumers (consumers) over the longer term. We aim to grow our premium spirits portfolio both organically and through innovation. Opportunistically and thoughtfully, we also consider acquisitions and partnerships that will enhance our capacity to deliver meaningful growth, improve margins, and create stockholder value.
We strive to grow our brands and enhance consumers’ experience with them. Even as we do so, we remain committed to marketing our brands responsibly and promoting responsible drinking. Regulation of our industry is not new, and external interest from the World Health Organization and other health entities has grown over time. We uphold high standards of self-regulation by adhering to industry guidelines on responsible marketing and advertising. We promote alcohol responsibility both independently and with industry organizations, such as the International Alliance for Responsible Drinking, the Foundation for Advancing Alcohol Responsibility (responsibility.org) in the United States, the Portman Group in the United Kingdom, DrinkWise in Australia, and FISAC in Mexico.

The Jack Daniel’s family of brands, led by Jack Daniel’s Tennessee Whiskey (JDTW), is our most valuable asset – the engine of our overall financial performance and the foundation of our leadership position in the American whiskey category.1 We continually strive to strengthen the brand’s leadership position, and will work steadfastly to keep JDTW relevant to consumers worldwide. We will also pursue opportunities to grow the Jack Daniel’s family of brands across markets, premium-and-above price points, channels, and consumer groups. Product innovation continues to contribute meaningfully to our performance. Here are some of the Jack Daniel's expressions that have made new "friends of Jack" over the last 15 years: Jack Daniel’s Tennessee Honey (2011); Jack Daniel’s Tennessee Fire (2015); Jack Daniel’s Tennessee Apple (2019); Jack Daniel’s 10-Year-Old Tennessee Whiskey (2021); Jack Daniel’s Bonded Tennessee Whiskey and Triple Mash Blended Straight Whiskey (2022); Jack Daniel’s Bonded Rye - Tennessee Rye Whiskey, Jack Daniel’s American Single Malt, and Jack Daniel’s 12-Year-Old Tennessee Whiskey (2023); Jack Daniel’s Single Barrel - Barrel Proof Rye (2024); Jack Daniel’s 14-Year-Old Tennessee Whiskey, Jack Daniel’s Single Barrel Heritage Barrel, and our most recent launch, Jack Daniel’s Tennessee Blackberry (2025). Individually and collectively, these expressions add great value to the Company and to our consumers around the world.
In addition to the leadership of our Jack Daniel’s family of brands, we expect strong worldwide growth from our other whiskey brands, particularly Woodford Reserve and Old Forester. Woodford Reserve is the leading super-premium American whiskey globally,1 growing volumes at a strong double-digit compound annual growth rate since the brand was introduced over 25 years ago. Woodford Reserve sold over 1.9 million nine-liter cases during fiscal 2026. We believe the brand is poised for continued growth as the bourbon category continues to grow around the world. Old Forester has continued its return to prominence in the United States and in select international markets. Innovation has played an important role in the premiumization of both of these brands, including the success of high-end expressions such as Woodford Reserve Double Oaked, Woodford Reserve Double Double Oaked, and the Old Forester Whiskey Row Series.
Outside of our American whiskey brands, we believe our portfolio remains well positioned in other high-growth categories, with meaningful premium brands and a focus on accelerating our super-premium portfolio. Our tequila portfolio is led by two brands steeped in Mexican heritage, Herradura and el Jimador. We remain committed to the growth of our tequila business in the United States and the long-term growth prospects for the category globally. We believe that our Scotch whiskies, The Glendronach, Benriach, and Glenglassaugh, and our Irish whiskey, Slane, are well positioned in their respective categories. We expect these brands to contribute meaningfully over the longer term. In addition, the acquisitions of Gin Mare (2022) and Diplomático (2023) provide us with leadership positions in the super-premium-and-above gin and rum categories, respectively, and we look to grow these brands globally.
Our RTD portfolio continues to evolve globally. We continue to invest in the global expansion of our established RTD brands, most notably New Mix, which has demonstrated sustained leadership in Mexico and is now being introduced to select markets in the United States. This expansion reflects our broader desire to leverage our tequila expertise and meet growing consumer demand for authentic, spirit-based cocktails. Since 2021, Jack Daniel’s Country Cocktails in the United States have been produced, sold, and distributed under our relationship with Pabst Brewing Company. In March 2026, we jointly announced a mutual agreement to conclude that partnership, and with that we will assume management of supply, sales, marketing, and distribution of Jack Daniel’s Country Cocktails effective July 7, 2026.
We appreciate the power of our brands to enrich the experience of life, and we believe it is our duty to ensure that our products are marketed with deep respect for our consumers. Our mission for alcohol responsibility is to empower mindful choices around beverage alcohol. We launched the Pause campaign in 2019. Pause is Brown-Forman’s driving effort to encourage mindful choices. In 2022, we launched our 2030 Alcohol Responsibility strategy (a) to prioritize strategic programs, partnerships, in-market tools, and resources; and (b) to continue empowering our employees and business partners. We execute our 2030 Alcohol Responsibility strategy through the lens of our Pause campaign to showcase the importance of alcohol responsibility and inspire action among our consumers, colleagues, and business partners.
Geography
The United States remains our largest market, and growth in this market is important to our long-term success. We expect to foster this growth by focusing on the premium and super-premium-plus spirits categories, continuing product and packaging innovation, and building brands within growing consumer segments. This includes increased emphasis on digital marketing and the growth of our e-commerce capabilities to engage consumers across all touchpoints.
In fiscal 2026, we began implementing the most significant evolution of our U.S. distribution network in over 60 years. This multi-year transformation involved a comprehensive review of open and control states2, resulting in new distributor
1IWSR 2025 data.
2Control states refer to the 18 state-managed markets in the United States where government agencies oversee the wholesale or retail distribution of distilled spirits.

organizations across 25 markets. In fiscal 2026, we brought on new distributors in 14 open states. In April 2026, we announced the realignment of 11 control states to new distributor organizations, effective June 1, 2026. We believe these relationships will enhance our commercial execution and operational excellence to drive long-term growth.
Outside the United States, our improved routes to consumers continue to increase our competitiveness. Owned distribution is an important part of our strategic growth and enables us to have a more direct connection with customers and consumers. In May 2025, we launched our own distribution company in Italy.
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
Investment and Sustainability
For over a century and a half, we have learned that long-term success requires investment and a mindset of sustainability. We understand the need to invest in our brands, global supply chain facilities, homeplace and visitor centers, and aging inventory. We also understand the importance of investing in our people, our communities, and the environment. We recognize that climate change is a business issue with risks and opportunities. As such, we are committed to actions that will ensure the long-term health of the planet and our business. In fiscal 2025, we revised our 2030 Sustainability Strategy to account for our current organization and to align our efforts with industry best practices and the most current climate science. Our goals broaden our focus beyond business operations to include our supply chain, where the majority of our environmental footprint resides. With this evolving strategy, we have a roadmap for continued progress over the next quarter-century.

Our continued investments in our sustainability strategy underscore our long-term focus:
•Byproducts to Energy: In fiscal 2026, the anaerobic digester project at the Jack Daniel Distillery became operational and is converting a portion of the distillery byproducts to renewable energy and fertilizer.
•Water Stewardship: In fiscal 2026, we continued our work with Waterplan to refine the measurement of water- related risk at our production facilities and to identify opportunities to improve the recharge rate of the aquifer that our Casa Herradura facility depends on.
•Sustainable Agriculture: In fiscal 2025, we committed to a five-year program to expand the use of regenerative agriculture practices by Kentucky corn farmers led by Precision Conservation Management and coordinated by the Kentucky Distillers Association.
•Sustainable Forestry: In fiscal 2025, a coalition of state forestry associations in Kentucky, Tennessee, and Alabama, supported by Brown-Forman, announced that they received a grant from the National Fish and Wildlife Foundation to engage with family forest landowners on sustainable management practices to improve white oak forests in the Cumberland Plateau.
Community
We strive to be a responsible and caring corporate citizen and invest in the communities where our employees live and work. We encourage employees to participate in philanthropic outreach efforts through company-led volunteer projects and nonprofit board service. This employee engagement, as well as our philanthropic contributions, further promote Brown-Forman’s unique culture and commitment to community.
We continue to expand our community engagement in Brown-Forman global office locations, allowing those employees closest to the needs of their communities to decide how to invest their volunteer time and charitable-giving resources. We leverage our key community relations partners to stay informed of collaborative opportunities and to shape our charitable-giving strategy to meet the essential needs of the communities we call home. We created the Brown-Forman Foundation (the Foundation) in fiscal 2018 to help fund our ongoing philanthropic endeavors, with an emphasis on the communities surrounding Brown-Forman’s headquarters in Louisville, KY. The Foundation’s resources provide a consistent source of support for charitable giving independent of our annual earnings. We work to partner with organizations that support our key focus areas: celebrate arts and culture, champion lifelong learning, and cultivate community. As part of our commitment to our neighbors, the Foundation made a 10-year, $50 million commitment to five organizations in west Louisville in fiscal 2022, which is the largest investment in its history. Our partner organizations include AMPED, the Louisville Central Community Center, the Louisville Urban League, Simmons College of Kentucky, and the West End School. Together, these organizations seek to advance educational opportunities from early childhood through adult learning.

In summary, we believe that having a long-term-focused, committed, and engaged stockholder base, anchored by the Brown family, gives us a distinct strategic advantage, particularly in a business with multi-generational brands and aged products. We are committed to continually improving our performance and acting upon our deeply held values. Recognizing the strong cash-generating capacity and capital efficiency of our business, we will continue to pursue top-tier stockholder return through stockholder-friendly capital allocation and socially and environmentally conscious investments to fuel long-term growth.
Human Capital Resources
Overview
At Brown-Forman, our values-based culture is the foundation of our long-term stewardship. We rely on a diverse global team of 4,900 dedicated employees (excluding individuals who work on a part-time or temporary basis) to produce, market, and distribute our brands with precision. With 66% of our workforce in salaried roles and 34% in hourly production roles, we focus on integrated talent management across our primary locations in the United States, Mexico, and the United Kingdom. In fiscal 2026, we also expanded the presence of our operational hubs in India, Mexico, and Poland. Our high engagement scores and low voluntary attrition rates reflect our commitment to a safe and supportive environment, through which we seek to support the stability of our supply chain and the integrity of our global commercial operations.
Total Rewards
To attract and retain premium talent, Brown-Forman maintains a globally consistent yet locally competitive Total Rewards framework. We refresh our market data annually, focusing on both locally relevant benefits and compensation. We price roles based on robust third-party salary surveys specific to each employee's geography, function, and level. Beyond initial market pricing, we proactively monitor internal pay parity during annual cycles and talent acquisition windows. This disciplined approach seeks to ensure that our compensation remains competitive with the external market while upholding our internal standards of fairness and equity.
Talent Development
We cultivate a high-performance culture by aligning individual development with our strategic business objectives. Through robust succession planning and a diverse array of experiential learning opportunities—including global project roles and technical upskilling—we aim to cultivate talent that remains agile. Our strategy focuses on optimizing our existing human capital; we facilitate internal career pathways that allow long-tenured employees to acquire new competencies in emerging areas of our business. By tracking and analyzing internal movement data, we validate that our development programs provide the necessary scale and depth to support our global expansion.
Culture & Inclusion
Brown-Forman’s inclusion strategy is a core component of our talent management and brand-building efforts. We believe that an inclusive environment is essential for attracting elite talent and fostering the innovative thinking required for global growth. In fiscal 2026, we continued to reinforce this commitment by focusing on four critical pillars: Colleagues, Culture, Consumers, and Community. This approach seeks to ensure our workforce remains representative of our global consumer base, which allows us to maintain deep, authentic connections with the markets in which we operate.
Workforce Stability
Brown-Forman continues to benefit from low voluntary turnover among salaried employees, a trend consistent with our historical performance. We regularly evaluate attrition through a dual lens of quantitative data and qualitative feedback to ensure our retention strategies remain aligned with employee expectations. This ongoing global monitoring enables us to identify and respond to talent trends early, supporting the continued engagement and stability of our workforce across all geographic regions.

Executive Officers
Information about Our Executive Officers
The following persons served as executive officers as of June 12, 2026:

Name	Age	Principal Occupation and Business Experience
Lawson E. Whiting	57
President and Chief Executive Officer since January 2019. Executive Vice President and Chief Operating Officer from October 2017 to December 2018. Executive Vice President and Chief Brands and Strategy Officer from February 2015 to September 2017. Senior Vice President and Chief Brands Officer from January 2013 to January 2015.

Michael E. Carr, Jr.	46
Executive Vice President, General Counsel and Secretary since May 2024. Vice President, Associate General Counsel - Regional and Corporate Development from October 2022 to April 2024. Vice President, Associate General Counsel - Europe from May 2018 to October 2022. Vice President, Managing Attorney and Assistant Corporate Secretary from September 2013 to May 2018.

Christina M. Graven	55
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

Michael A. Masick	47
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

Timothy M. Nall	55
Executive Vice President, Chief Global Supply Chain and Technology Officer since March 2023. Senior Vice President, Chief Global Supply Chain and Technology Officer from March 2022 to March 2023. Senior Vice President, Chief Information and Advanced Analytics Officer from January 2015 to February 2022. Vice President Director Technical Services from May 2013 to December 2014.

Diane F. Nguyen	55
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

Yiannis Pafilis	55
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

James W. Peters	56	Executive Vice President and Chief Financial Officer since March 2026. Prior to joining the Company, from January 2026 to March 2026, Mr. Peters served as Executive Vice President, Enterprise Transformation of Whirlpool Corporation, a publicly traded home appliance company. Mr. Peters previously served as Executive Vice President, Chief Financial and Administrative Officer of Whirlpool Corporation from August 2016 through December 2025. Mr. Peters joined Whirlpool Corporation in 2004 and, prior to his appointment as Chief Financial Officer, held various roles of increasing responsibility.

Name	Age	Principal Occupation and Business Experience
Crystal L. Peterson	55
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

Jeremy J. Shepherd	51
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
On our website, we have posted our Code of Conduct that applies to all our directors and employees, and our Code of Ethics that applies specifically to our senior financial officers. If we amend or waive any of the provisions of our Code of Conduct or our Code of Ethics applicable to our principal executive officer, principal financial officer, or principal accounting officer that relates to any element of the definition of “code of ethics” enumerated in Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we intend to disclose these actions on our website. We have also posted on our website our Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee, and Executive Committee of our Board of Directors. Copies of these materials are available free of charge by writing to our Secretary at 850 Dixie Highway, Louisville, Kentucky 40210 or emailing Secretary@b-f.com.

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
Risks Related to Our Business and Operations
Our business performance depends substantially on the continued health of the Jack Daniel’s family of brands.
The Jack Daniel’s family of brands is the primary driver of our revenue, and Jack Daniel’s is an iconic global trademark with a loyal consumer fan base. We invest much effort and many resources to protect and preserve the brand’s reputation for authenticity, craftsmanship, and quality. A brand’s reputational value is based in large part on consumer perceptions, and even an isolated incident that causes harm – particularly one resulting in widespread negative publicity – could adversely influence these perceptions and erode consumer trust and confidence in the brand. Significant damage to the brand equity of the Jack Daniel’s family of brands would adversely affect our business. Given the importance of Jack Daniel’s to our overall success, a significant or sustained decline in sales of our Jack Daniel’s products, as a result of negative publicity or otherwise, would have a negative effect on our financial results. Additionally, if we are not successful in our efforts to maintain or increase the relevance of the Jack Daniel’s brand to current and future consumers, our business and operating results could suffer.
Changes to our route-to-consumer models and consolidation among beverage alcohol producers, distributors, wholesalers, suppliers, and retailers could hinder the marketing, sale, or distribution of our products.
We use various business models to market and distribute our products in different countries around the world. In the United States, we sell our products either to distributors for resale to retail outlets or e-commerce retailers or, in those states that control alcohol sales, to state governments who then sell them to retail customers and consumers. In our non-U.S. markets, we use a variety of route-to-consumer models, and, in many markets, we rely on third parties to distribute, market, and sell our products. We own and operate 17 distribution companies in 18 countries. Transitioning from a third-party distribution model to an owned-distribution model involves a significant undertaking, and subjects us to additional operational and execution risks associated with each affected geographic region. If we are unsuccessful in our route-to-consumer strategies, including any transition to owned distribution, the sale and marketing of our products could be disrupted.
Changes to any of our route-to-consumer models or distributors in important markets could result in temporary or longer-term sales disruption, higher costs, and harm to other business relationships we might have with that distributor. Disruption of our distribution network or fluctuations in our product inventory levels at distributors, wholesalers, or retailers could negatively affect our results for a particular period. Moreover, other suppliers, as well as wholesalers and retailers of our brands, offer products that compete directly with ours for shelf space, promotional displays, and consumer purchases.
Pricing (including price promotions, discounting, couponing, and free goods), marketing, new product introductions, entry into our distribution networks, and other competitive behavior by other suppliers and by wholesalers and traditional and e-commerce retailers, could adversely affect our growth, business, and financial results. While we seek to take advantage of the efficiencies and opportunities that large retail customers can offer, they often seek lower pricing and increased purchase volume flexibility, offer competing private label products, and represent a large number of other competing products. If the buying power of these large retail customers continues to increase, it could negatively affect our financial results. Further, while we believe we have sufficient scale to succeed relative to our major competitors, we nevertheless face a risk that continuing consolidation of large beverage alcohol companies could put us at a competitive disadvantage.
Consolidation, whether domestically or internationally, among spirits producers, distributors, wholesalers, suppliers, or retailers and the increased growth of the e-commerce environment across the consumer product goods market have created and could continue to create a more challenging competitive landscape for our products. Consolidation at any level could hinder the distribution and sale of our products as a result of reduced attention and resources allocated to our brands because our brands might represent a smaller portion of the new business portfolio. Furthermore, consolidation of distributors may lead to the erosion of margins. Changes in distributors’ strategies, including a reduction in the number of brands they carry, the allocation of shelf space for our competitors’ brands, or private label products, may adversely affect our growth, business, financial results, and market share. Our competitors may respond to industry and economic conditions and shifts in consumer behaviors more rapidly or effectively than we do. To remain competitive, we must be agile and efficient in adopting digital technologies and building analytical capabilities, which our competitors may be able to achieve with more agility and resources.

We are subject to risks from changes to the trade policies, tariffs, and import and export regulations of the United States and foreign governments.
Changes in import and export policies, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and countersanctions, safeguards, or customs restrictions by the United States and foreign governments, could require us to change the way we conduct business and negatively affect our business performance, financial condition, results of operations, and our relationships with customers, suppliers, and employees. Likewise, changes in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where we currently sell our products or conduct our business could adversely affect our business.
The United States has announced and/or implemented significant new tariffs on imported goods from a wide range of countries, which has prompted retaliatory tariffs by a number of countries and a cycle of retaliatory tariffs by both the United States and other countries. For example, in March 2025, several Canadian provinces removed all American beverage alcohol from store shelves, including Jack Daniel’s, in response to the United States announcing a 25% tariff on goods imported from Canada. While certain U.S. tariffs were struck down by the U.S. Supreme Court in February 2026, the United States subsequently announced additional new tariffs on nonexempt imports, and the U.S. tariff rate remains at a historically high level. Additionally, newly announced tariffs, particularly in light of the U.S. Supreme Court’s decision invalidating the use of the International Emergency Economic Powers Act to authorize certain tariffs and the potential escalation of trade disputes, could pose a significant risk to our business, including an increase to the cost of our products and, to the extent we absorb the costs of tariffs and do not pass them through to our customers, higher cost of goods sold and lower gross profit and margins. The extent and duration of the tariffs and the resulting impact on general economic conditions on our business are uncertain and depend on various factors, including negotiations between the United States and affected countries, modifications and delays to or invalidation of various tariffs and associated refund procedures, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions we take to adapt to new tariffs or trade restrictions may cause us to modify our operations or forgo business opportunities. Likewise, tariffs and import and export regulations could also limit the availability of our products, prompt consumers to seek alternative products, and provide an opportunity for competitors not subject to such tariffs to establish a presence in markets where we conduct our business.
Changes in consumer preferences and purchases, any decline in the social acceptability of our products, or governmental adoption of policies disadvantageous to beverage alcohol could negatively affect our business results.
We are a branded consumer products company in a highly competitive market, and our success depends substantially on our continued ability to offer consumers appealing, high-quality products. Consumer preferences and purchases may shift, often in unpredictable ways, as a result of a variety of factors, including health and wellness trends, consumer dietary preference changes, weight loss regimens and pharmaceuticals, including GLP-1 drugs; changes in economic conditions, demographic, and social trends; public health policies and initiatives; changes in government regulation of beverage alcohol products; concerns or regulations related to product safety; legalization of cannabis and its use on a more widespread basis in the markets where we operate; and changes in trends related to travel, leisure, dining, gifting, entertaining, and beverage consumption. As a result, consumers may begin to shift their consumption and purchases away from our premium and super-premium products, or away from alcoholic beverages entirely. This shift further includes consumption at home as a result of various factors, including shifts in social trends and shifts in the channels for the purchases of our products. These shifts in consumption and purchasing channels could adversely impact our profitability. Consumers may also begin to prefer the products of competitors or may generally reduce their demand for brands produced by larger companies. Over the past several decades, the number of small, local distilleries in the United States has grown significantly. This growth is being driven by a trend of consumers showing increasing interest in locally produced, regionally sourced products. As more brands enter the market, increased competition could negatively affect demand for our premium and super-premium American whiskey brands, including Jack Daniel’s. In addition, we could experience unfavorable business results if we fail to attract consumers from diverse backgrounds and ethnicities in all our markets.
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
Our products use materials and ingredients that we purchase from suppliers. Our ability to make and sell our products depends on the availability of the raw materials, product ingredients, finished products, oak barrels, glass and PET bottles, cans, bottle closures, packaging, and other materials used to produce and package them. Without sufficient quantities of one or more of our key materials, our business and financial results could suffer. For instance, only a few glass producers make bottles on a scale sufficient for our requirements, and a single producer supplies most of our glass requirements. Inability of our primary glass provider to produce sufficient quantities to meet our needs would increase our cost to produce and constrain supply of some of our products. Likewise, we source our oak barrels, in which we age our American whiskey, from an external supplier. If supply chain challenges occur in the future with respect to glass, oak barrels, or other key materials or ingredients that we purchase from suppliers, it would be difficult and more expensive to produce and deliver our products. Similarly, our operations and financial results could suffer if any of our key suppliers were no longer able to meet our timing, quality, or capacity requirements, ceased doing business with us, or significantly raised prices, and we could not promptly develop alternative cost-effective sources of supply or production.

Higher costs or insufficient availability of suitable grain, agave, water, molasses, oak barrels, glass, closures, and other input materials, or higher associated labor costs or insufficient availability of labor, could adversely affect our financial results. Similarly, when energy costs rise, our transportation, freight, and other operating costs, such as distilling and bottling expenses, also could increase. Our freight costs and the timely delivery of our products could be adversely affected by a number of factors, including driver or equipment shortages, higher fuel costs, weather conditions, traffic congestion, ocean freight lane disruptions, shipment container availability, rail shutdowns, customs importation delays, and increased government regulation.
International or domestic geopolitical or other events, including the imposition of tariffs or quotas by governmental authorities on any raw materials that we use in the production of our products, could adversely affect the supply and cost of these raw materials to us. Additionally, changes in global grain and commodity pricing and availability may impact the markets where we operate. If we cannot offset higher raw material costs with higher selling prices, increased sales volume, or reductions in other costs, our profitability could be adversely affected. For example, armed conflicts in the Middle East have contributed to elevated freight rates and longer transit times compared to historical levels, and prolonged or escalating conflicts could result in additional supply chain disruption, including higher transportation costs (such as a result of increased fuel costs), shipping delays, or increased costs from using air freight instead of ocean freight to mitigate inventory delays.
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
From time to time, we consider acquiring or investing in additional brands or businesses or undertaking other strategic transactions. We expect to continue to seek acquisition, investment, and other strategic opportunities that we believe will increase long-term stockholder value, but we may not successfully identify potential acquisition or investment opportunities, identify suitable counterparties willing to transact with us, or consummate the purchase of brands or businesses or other strategic transactions at acceptable prices and terms. Acquisitions, investments and other transactions involve risks and uncertainties, including the potential to pay more than a brand or business is ultimately determined to be worth; potential difficulties integrating acquired brands and personnel; if applicable, difficulties in obtaining governmental approvals; the possible loss of key customers or employees most knowledgeable about the acquired business; implementing and maintaining consistent U.S. public company standards, controls, procedures, policies, and information systems; exposure to unknown liabilities; possible business disruption; and possible management distraction or departure. We have in the past, and could in the future, incur restructuring charges or record impairment losses on the value of intangible assets resulting from previous acquisitions. Whether or not completed, the evaluation, negotiation, announcement, or pursuit of any such transactions may involve significant costs, management distraction, disruption to our business relationships, employee uncertainty, and litigation risk.
From time to time, we also consider disposing of assets or businesses that may no longer meet our financial or strategic objectives. In selling assets or businesses, we may not get prices or terms as favorable as we anticipated. We could also encounter difficulty in finding buyers on acceptable terms in a timely manner, which could delay accomplishment of our strategic objectives. Expected cost savings from reduced overhead relating to the sold assets may not materialize. The overhead reductions associated with such dispositions could temporarily disrupt our other business operations. Any of these outcomes could negatively affect our financial results.
Negative publicity or our inability or failure to recognize, respond to, and effectively manage the increased impact of social media could affect our business performance.
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
There has been a marked increase in the use of social media platforms and websites, including blogs, chat and messaging platforms, video-sharing platforms, and other forms of Internet-based communications which allow individuals access to a broad audience. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination and given users the ability to more effectively organize collective actions such as boycotts and other brand-damaging behaviors. Many social media platforms immediately publish content, often without context, filters, or checks on accuracy. Consequently, companies may not be able to investigate or effectively respond to negative information or content disseminated in this manner, including fictitious media content (such as content produced by generative AI or bad actors). Adverse publicity or negative commentary on social media, whether accurate or not, particularly any that go “viral,” could cause consumers or other stakeholders to react by disparaging or avoiding our brands or company, which could materially negatively affect our financial results.
Social media is also increasingly used to compel companies to express public positions on issues and topics not directly related to their core business, which could prove controversial or divisive to consumers and result in lost sales or a misallocation of resources. In addition, laws and regulations, including FTC enforcement, are rapidly evolving to govern social media platforms and communications. A failure of us, our employees, or third parties acting at our direction or on our behalf, or others perceived to be associated with us, to abide by applicable laws and regulations regarding the use of social media, or to appropriately use social media, could adversely impact our reputation and our business, or subject us to penalties or litigation. Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our brands, exposure of personally identifiable information, fraud, hoaxes, and malicious dissemination of false information.
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
Our business, operations, cash flows, and financial results have previously been, and in the future could be, impacted by health epidemics, pandemics, and similar outbreaks. Any future epidemic, pandemic, or other outbreak could cause negative impacts such as (a) a global or U.S. recession or other economic crisis; (b) credit and capital markets volatility (and access to these markets, including by our suppliers and customers); (c) volatility in demand for our products; (d) changes in accessibility to our products due to illness, quarantines, “stay at home” orders, travel restrictions, retail, restaurant, bar, and hotel closures, social distancing requirements, and other government action; (e) changes in consumer behavior and preferences; and (f) disruptions in raw material supply, in our manufacturing operations, or in our distribution and supply chain. In addition, we may incur increased costs and otherwise be negatively affected if a significant portion of our workforce (or the workforces within our distribution or supply chain) cannot work or work effectively, including because of illness, quarantines, “stay at home” orders, social distancing requirements, other government action, facility closures, or other restrictions. Accordingly, a future widespread health epidemic or pandemic could materially and adversely affect our business, operations, cash flows, and financial results.
Risks Related to Our Global Operations
Our global business is subject to commercial, political, and financial risks.
Our products are sold in more than 170 countries; accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. In addition, we are subject to potential business disruption caused by military conflicts, including the ongoing conflict with Iran and/or Iranian-sponsored actors, other conflicts in the Middle East, and the ongoing conflict in Ukraine and the resulting sanctions imposed on Russia by the United States and other countries; potentially unstable governments or legal systems; social, racial, civil, or political upheaval or unrest; local labor policies and conditions, including labor strikes and work stoppages; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism, kidnapping, extortion, or other types of violence in or outside the United States; and health crises. Violent crime is increasing in markets around the globe, including the United States. If a violent event should occur at one of our sites, it could disrupt business operations, impair brand reputation, increase insurance and security expenses, and adversely affect the price of our stock.
A failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations may have a material adverse effect on our business and financial results.
Some of the countries where we do business have a higher risk of corruption than others, particularly those with emerging economies. While we are committed to doing business in accordance with all applicable laws, including anti-corruption laws and global trade restrictions, we remain subject to the risk that an employee, or one of our many direct or indirect business associates, may take action determined to be in violation of international trade, money laundering, anti-corruption, or other laws, sanctions, or regulations, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, or equivalent local laws. Any determination that our operations or activities are not in compliance with applicable laws or regulations, particularly those related to anti-corruption and international economic or trade sanctions, could result in investigations; interruption of business; loss of business relationships; suspension or termination of credit agreements, licenses, and permits (our own or those of our business associates); imposition of fines; legal or equitable sanctions; negative publicity; and management distraction or departure. Further, our obligation to comply with applicable anti-corruption, economic and trade sanctions, or other laws or regulations, our Code of Conduct, Code of Ethics for Senior Financial Officers, and our other policies could result in higher operating costs, delays, or even competitive disadvantages as compared to competitors based in different parts of the world.

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
A downgrade or potential downgrade of our credit ratings could adversely impact our borrowing costs and access to credit and capital markets, which could negatively affect our financial condition.
Rating agencies routinely evaluate us, basing their ratings on a number of factors, including our cash-generating capability, levels of indebtedness, policies with respect to stockholder distributions, the impact of strategic transactions, and our financial strength generally, as well as factors beyond our control, such as the state of the economy and our industry. Any downgrade or announcement that we are under review for a potential downgrade of our credit ratings, as occurred in November, 2025, especially any downgrade to below investment grade, could increase our future borrowing costs, impair our ability to access the credit and capital markets, including the commercial paper market, on terms commercially acceptable to us or at all or result in a reduction in our liquidity, requiring us to rely on more expensive types of financing. Any such outcome could negatively affect our financial condition.
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
Our business is sensitive to changes in both direct and indirect taxes. New tax rules, new accounting standards or pronouncements, and changes in the interpretation of existing rules, standards, or pronouncements could have a significant adverse effect on our business and financial results. As a multinational company based in the United States, we are more exposed to the impact of changes in U.S. tax legislation and regulations than most of our major competitors, especially changes that affect the corporate income tax rate. In addition, aspects of U.S. tax laws may lead foreign jurisdictions to enact tax legislation unfavorable to us. While we cannot predict whether any of these changes will ultimately be enacted, if these or similar proposals are enacted into law, they could negatively impact our effective tax rate and earnings.
At the global level, potential changes in tax rules or the interpretation of tax rules arising out of the Base Erosion and Profit Shifting project initiated by the Organization for Economic Co-operation and Development (OECD) include increased residual profit allocations to market jurisdictions and the implementation of a global minimum tax rate. In December 2021, the OECD issued Pillar Two model rules, which would establish a global per-country minimum tax of 15%, and the European Union has approved a directive requiring member states to incorporate similar provisions into their respective domestic laws. The directive required the rules to become effective for fiscal years starting on or after December 31, 2023. While the United States has not yet enacted legislation to adopt Pillar Two, numerous countries have enacted such legislation, or have indicated their intent to adopt such legislation. In January 2026, the OECD released new administrative guidance introducing a "side-by-

side" framework (the package). The package modifies key aspects of Pillar Two, introducing safe harbors and largely exempting U.S.-headquartered companies from the application of certain aspects of the global minimum tax regime in recognition of existing U.S. minimum tax rules. These updated model rules must be incorporated into local tax legislation by implementing countries to become effective. The details of these minimum tax regimes are still being considered and could increase tax uncertainty in the short term. The ultimate enactment and interpretation of these evolving rules could adversely impact our financial results, cash flows, and results of operations in the future.
Our business operations are also subject to numerous duties or taxes not based on income, sometimes referred to as “indirect taxes.” These indirect taxes include excise taxes, sales or value-added taxes, property taxes, payroll taxes, import and export duties, and tariffs. Increases in or the imposition of new indirect taxes on our operations or products would increase the cost of our products or materials used to produce our products or, to the extent levied directly on consumers, make our products less affordable, which could negatively affect our financial results by reducing purchases of our products and encouraging consumers to switch to lower-priced or lower-taxed product categories. As governmental entities look for increased sources of revenue, they may increase taxes on beverage alcohol products. In fiscal 2026, we saw excise tax increases in several markets, including Canada, Czechia, France, Türkiye, and the United Kingdom. Additionally, in fiscal 2026, Australia continued to make an annual increase in excise taxes based on the consumer price index.
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
Various jurisdictions have adopted or may seek to adopt significant additional product labeling or warning requirements or impose limitations on the availability of our products relating to the content or perceived adverse health consequences of some of our products. Several such labeling regulations or laws require warnings on any product with substances that the jurisdiction lists as potentially associated with cancer or birth defects. Our products already raise health and safety concerns for some regulators, and heightened requirements could be imposed. For example, Ireland’s Public Health (Alcohol) (Labelling) regulation sets unique health labeling requirements for alcohol being sold in the Irish market. The regulation mandates that all alcoholic beverages display warnings on product packaging informing consumers about the risk of consuming alcohol when pregnant and the risk of liver disease and fatal cancers from alcohol consumption. Such campaigns could result in additional governmental regulations concerning the production, marketing, labeling, or availability of our products, any of which could damage our reputation, make our premium brands unrecognizable, or reduce demand for our products, which could adversely affect our profitability. If additional or more severe requirements of this type are imposed on one or more of our major products under current or future health, environmental, or other laws or regulations, they could inhibit sales of such products. Further, we cannot predict whether our products will become subject to increased rules and regulations, which, if enacted, could increase our costs or adversely impact sales.
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
As discussed throughout these risk factors, governmental actions around the world are a continuing compliance risk for global companies such as ours. In addition, as a U.S. public company, we are exposed to the risk of securities-related class action suits, particularly following a precipitous drop in the share price of our stock. Adverse developments in major lawsuits concerning these or other matters could result in management distraction and have a material adverse effect on our financial results and business.
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
Unauthorized access or other cyber-related interruptions to our IT infrastructure, or those of our service providers, suppliers, customers, or other direct or indirect business associates, could result in failure of our IT systems, networks, or services to function properly. This could lead to the loss or unauthorized disclosure of our business strategy or other confidential information; disruptions to our business operations; misappropriation of personal data; and reputational, competitive, or business harm. Each of these events may adversely affect our business operations or financial results, or may cause financial and reputational damage, undermine consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines, or criminal prosecution.
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
We have two classes of common stock. Our Class A common stock is entitled to full voting powers, including in the elections of directors, while our Class B common stock may not vote except as provided by the laws of Delaware. We have had two classes of common stock since 1959, when our stockholders approved the issuance of two shares of Class B non-voting common stock to every holder of our voting common stock. Our common stock dual-class share structure is perpetual, and we do not have a sunset provision in our Restated Certificate of Incorporation or By-laws that provides for the eventual reclassification of the non-voting common stock to voting common stock. Dual-class share structures have come under the scrutiny of major indices, institutional investors, and proxy advisory firms, with some calling for the reclassification of non-voting common stock.
A majority of our voting stock is controlled by members of the Brown family, and, collectively, they have the ability to control the outcome of stockholder votes, including the election of all of our directors and the approval or rejection of any merger, change of control, or other significant corporate transactions. We believe that having a long-term-focused, committed, and engaged stockholder base can provide us with an advantage in a business with aged products and multi-generational brands. The extent of this advantage may vary over time depending on, among other things, the Brown family’s level of ownership in the Company.
We believe that operating as an independent, family-controlled business currently serves the interests of our stockholders, and we believe the Brown family stockholders share these interests. However, the Brown family’s interests may not always be aligned with other stockholders’ interests. By exercising their control, the Brown family could cause the Company to take actions that are at odds with the investment goals or interests of institutional, short-term, non-voting, or other non-controlling investors, or that have a negative effect on our stock price. Further, because the Brown family controls the majority of our voting stock, Brown-Forman might be a less attractive takeover target, which could adversely affect the market price of both our voting and our non-voting common stock. And the difference in voting rights for our common stock could also adversely and disproportionately affect the value of our Class B non-voting common stock to the extent that investors view, or any potential future purchaser of our Company views, the superior voting rights and control represented by the Class A common stock to have value.
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
Our Global Information Security team is responsible for our information security strategy, policy, security engineering, operations, and cyberthreat detection and response. Our Global Information Security team, which includes a security operations center, seeks to protect the Company against reasonably foreseeable cyberthreats and risks. The cybersecurity team members have the qualifications and certifications required for their roles. In addition, they have relevant industry experience in selecting, deploying, and operating cybersecurity technologies, initiatives, and processes globally. In order to stay ahead of potential threats and enhance our overall security posture, we rely on threat intelligence as well as other information obtained from governmental, public, and private sources, including external consultants that we engage.
We have made significant investments in people, processes, and technology to protect the confidentiality, integrity, and availability of our IT systems. As part of that effort, we utilize the National Institute of Standards and Technology Cybersecurity Framework v2.0 as a guide for our security controls. We are continuing to advance towards an architecture based on “Zero-Trust” principles, where we continuously validate the identity and security posture of every user, device, application, or network component trying to leverage our IT resources. We temper this architecture with a business-risk-based approach that ensures we protect our digital assets while aligning our security measures with our overall organizational goals and priorities. In addition, our employees undergo annual security awareness training to improve their understanding of cybersecurity threats, and their ability to identify and escalate potential threats.
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
We rely on third-party service providers to deliver our products and services to our customers, including many of our technology initiatives. A cybersecurity incident at a supplier, subcontractor, or joint venture partner could materially adversely impact us. We evaluate third-party providers from a cybersecurity risk perspective, which may include an assessment of that service provider’s cybersecurity posture through a questionnaire, and include security and privacy addenda to our contracts where applicable. However, we rely on third parties to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.
Our systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse, or theft of personal information (of third parties, employees and their beneficiaries, and customers) and other data. These incidents have not had a material impact on our services, systems, or business. However, despite our capabilities, processes, and other security measures we employ, we may not be aware of all vulnerabilities or might not accurately assess the risk of an incident. Additional information on cybersecurity risks we face can be found in “Item 1A. Risk Factors,” which should be read in conjunction with the foregoing information.
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
The Company’s Information Technology, Enterprise Security, Internal Audit, Legal, and Privacy teams work closely to identify issues and incidents in a timely manner and report them to senior leadership, the Board of Directors, and regulatory bodies, as appropriate. Assessing, identifying, and managing cybersecurity risks are integrated into our overall enterprise risk management (ERM) framework that provides risk quantification, scenario analysis to determine the potential impact on the enterprise, and processes to manage risk within the parameters of the organization’s risk appetite. Additionally, ERM provides support to the decision-making process to enable cybersecurity risk owners to accomplish the desired level of asset protection and alignment consistent with the organization’s strategy. The ERM update is presented annually to the Audit Committee and Board of Directors, including the management of top risks and the review of emerging risks.

Item 2. Properties
Our Company-owned production facilities include distilleries, bottling plants, an RTD canning plant, warehousing operations, visitors’ centers, and retail shops. We also have agreements with other parties for contract production in Australia, Belgium, China, Ireland, Latvia, Mexico, the Netherlands, Spain, the United Kingdom, the United States, and Venezuela.
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

Principal Properties
Location	Principal Activities	Notes

United States:
Louisville, Kentucky	Corporate offices	Includes several renovated historic structures
	Distilling, bottling, warehousing	Home of Old Forester
Visitors’ center
Lynchburg, Tennessee	Distilling, bottling, warehousing	Home of Jack Daniel’s
Visitors’ center
Woodford County, Kentucky	Distilling, bottling, warehousing	Home of Woodford Reserve
Visitors’ center

International:
Cour-Cheverny, France	Blending, bottling, warehousing	Home of Chambord
Amatitán, Mexico	Distilling, bottling, warehousing, RTD canning	Home of Herradura and el Jimador
Visitors’ center
Slane, Ireland	Distilling	Home of Slane Irish Whiskey
Visitors’ center
Aberdeenshire, Scotland	Distilling, warehousing	Home of The Glendronach
Visitors’ center
Morayshire, Scotland	Distilling, warehousing	Home of Benriach
Visitors’ center
Newbridge, Scotland	Bottling
Portsoy, Scotland	Distilling, warehousing	Home of Glenglassaugh
Visitors’ center
Provincia de Panamá, Panamá	Warehousing, bottling	Home of Diplomático

Item 3. Legal Proceedings
We operate in a litigious environment and we are sued in the normal course of business. We do not anticipate that any pending suits will have, individually or in the aggregate, a material adverse effect on our financial position, results of operations, or liquidity.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our Class A and Class B common stock is traded on the New York Stock Exchange under the symbols “BFA” and “BFB,” respectively. As of May 31, 2026, we had 2,155 holders of record of Class A common stock and 3,937 holders of record of Class B common stock. Because of overlapping ownership between classes, as of May 31, 2026, we had only 4,421 distinct common stockholders of record.
Stock Performance Graph
The graph below compares the cumulative total shareholder return of our Class B common stock for the last five fiscal years with the total return of the Standard & Poor’s (S&P) 500 Index and S&P 500 Consumer Staples Index. The information presented assumes an initial investment of $100 on April 30, 2021, and that all dividends were reinvested. The graph shows the value that each of these investments would have had on April 30 in the years since 2021.

Five-Year Cumulative Total Shareholder Return
Assumes Initial Investment of $100
(as of April 30, 2026; dividends reinvested)

$200
$150
$100
$50
$0
2021
2022
2023
2024
2025
2026
Brown-Forman Corporation
S&P 500 Index
S&P 500 Consumer Staples Index

	2021	2022	2023	2024	2025	2026
Brown-Forman Corporation	$100	$91	$88	$66	$49	$37
S&P 500 Index	$100	$100	$103	$126	$141	$185
S&P 500 Consumer Staples Index	$100	$117	$119	$122	$140	$152

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
•“Acquisitions and divestitures.” This adjustment removes (a) the gain or loss recognized on the sale of divested brands and certain assets, (b) any non-recurring effects related to our acquisitions and divestitures (e.g., transaction, transition, and integration costs), (c) the effects of operating activity related to acquired and divested brands, including certain divested agency brands, for periods not comparable year over year (non-comparable periods), and (d) fair value changes to contingent consideration liabilities. Excluding non-comparable periods allows us to include the effects of acquired and divested brands only to the extent that results are comparable year over year. For the periods presented, we had the following acquisitions and divestitures adjustments:
During fiscal 2023, we acquired the Gin Mare brand (Gin Mare). The purchase price consisted of cash paid at the acquisition date plus contingent consideration that is payable in cash upon exercise by the sellers no later than July 2027. We recognized $43 million and $15 million in favorable fair value adjustments to Gin Mare’s contingent consideration liability during fiscal 2025 and fiscal 2026, respectively. This adjustment removes the fair value impact from our other expense (income), net and operating income for the periods presented.
During fiscal 2024, we sold our Finlandia vodka and Sonoma-Cutrer wine businesses and entered into transition services agreements (TSAs) related to distribution services in certain markets for these businesses. This adjustment removes the net sales, cost of sales, operating expenses, and operating income recognized pursuant to the TSAs for the non-comparable period, which is activity from fiscal 2025.
During fiscal 2025, we recognized a gain of $12 million on the sale of the Alabama cooperage. This adjustment removes the gain from our other expense (income), net and operating income.
1Operating expenses include advertising expenses, SG&A expenses, restructuring and other charges, other intangible assets impairment, and other expense (income), net.

During fiscal 2026, we ended our sales, marketing, and distribution relationship with Korbel Champagne Cellars (Korbel relationship), effective June 30, 2025. This adjustment removes the net sales, cost of sales, operating expenses, and operating income for the non-comparable period, which is activity from July through April of fiscal 2025 and fiscal 2026.
See Notes 5, 14, and 16 to the Consolidated Financial Statements for more information.
•“Impairment Charges.” This adjustment removes the impact of impairment charges from our results of operations.
During fiscal 2025, we recognized a non-cash impairment charge of $47 million for the Gin Mare brand name. During fiscal 2026, we recognized non-cash impairment charges of $45 million and $87 million for the Gin Mare and Diplomático brand names, respectively. See “Critical Accounting Policies and Estimates” below and Notes 4 and 16 to the Consolidated Financial Statements for more information.
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
“Restructuring initiative.” During fiscal 2025, our Board of Directors approved a plan to reduce our structural cost base and realign resources toward future sources of growth. This included reducing our workforce by approximately 12% and closing the Louisville-based Brown-Forman Cooperage. We also offered a special, one-time early retirement benefit to qualifying U.S. employees. In fiscal 2025, we incurred $63 million1 in charges related to the restructuring initiative. During fiscal 2026, we incurred $19 million in restructuring and other charges associated with this initiative and completed the sale of Brown-Forman Cooperage facility and related assets. This adjustment removes the restructuring initiative impact from our cost of sales, operating expenses and operating income for the periods presented. See Note 6 to the Consolidated Financial Statements for more information.
“Substitution drawback claims.” During fiscal 2026, we recognized a net benefit of $18 million related to the collection of substitution drawback claims filed with the U.S. Government between fiscal 2016 and fiscal 2019. As of the first quarter of fiscal 2026, all claims had been collected. Comparatively, we recognized an immaterial net benefit in fiscal 2025 related to the collection of substitution drawback claims. This adjustment removes the benefit from our other expense (income), net and operating income for the periods presented.
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
We use the non-GAAP measure “organic change,” along with other metrics, to: (a) understand our performance from period to period on a consistent basis; (b) compare our performance to that of our competitors; (c) calculate components of management incentive compensation; (d) plan and forecast; and (e) communicate our financial performance to the Board of Directors, stockholders, and the investment community. We provide reconciliations of the “organic change” in certain line items of the statements of operations to their nearest GAAP measures in the tables under “Results of Operations - Fiscal 2026 Brand Highlights,” “Results of Operations - Fiscal 2026 Market Highlights,” and “Results of Operations - Year-Over-Year Comparisons.” We have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure. We believe these non-GAAP measures are useful to readers and investors because they enhance the understanding of our historical financial performance and comparability between periods. When we provide guidance for organic change in certain measures of the statements of operations, we do not provide guidance for the corresponding GAAP change, as the GAAP measure will include items that are difficult to quantify or predict with reasonable certainty, such as foreign exchange, which could have a significant impact to our GAAP income statement measures.
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
1This amount comprises $60 million of costs included in restructuring and other charges and $3 million of restructuring-related inventory charges included in cost of sales.

Definitions
Aggregations.
From time to time, to explain our results of operations or to highlight trends and uncertainties affecting our business, we aggregate markets according to stage of economic development as defined by the International Monetary Fund (IMF), and we aggregate brands by beverage alcohol category. Below, we define the geographic and brand aggregations used in this report.
Geographic Aggregations.
In “Results of Operations - Fiscal 2026 Market Highlights,” we provide supplemental information for our top markets ranked by percentage of reported net sales. In addition to markets listed by country name, we include the following aggregations:
•“Developed International” markets are “advanced economies” as defined by the IMF, excluding the United States. Our top developed international markets were Germany, Australia, the United Kingdom, France, and Spain. This aggregation represents our net sales of branded products to these markets.
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
Brand Aggregations.
In “Results of Operations - Fiscal 2026 Brand Highlights,” we provide supplemental information for our top brands ranked by percentage of reported net sales. In addition to brands listed by name, we include the aggregations outlined below.
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

•“Rest of Portfolio” includes Diplomático, Gin Mare, Chambord, other agency brands (brands we do not own, but sell in certain markets), Korbel California Champagnes and Korbel Brandy1, Fords Gin, Finlandia Vodka (which was divested on November 1, 2023), and Sonoma-Cutrer (which was divested on April 30, 2024).
•“Non-branded and bulk” includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey.
•“Jack Daniel’s family of brands” includes Jack Daniel’s Tennessee Whiskey (JDTW), JD RTD/RTP, Jack Daniel’s Tennessee Honey (JDTH), Gentleman Jack, Jack Daniel’s Tennessee Apple (JDTA), Jack Daniel’s Tennessee Blackberry (JDTB), Jack Daniel’s Tennessee Fire (JDTF), Jack Daniel’s Single Barrel Collection (JDSB), Jack Daniel’s Bonded Series, Jack Daniel’s Sinatra Select, Jack Daniel’s 10-Year-Old Tennessee Whiskey, Jack Daniel’s American Single Malt, Jack Daniel’s 14-Year-Old Tennessee Whiskey, Jack Daniel’s 12-Year-Old Tennessee Whiskey, and other Jack Daniel’s expressions.
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
1The Korbel relationship ended effective June 30, 2025.

Significant Developments
Below, we discuss the significant developments in our business during fiscal 2025 and fiscal 2026. These developments relate to divestitures, brand name impairments and earn-out valuation, the restructuring initiative, the United States distributor evolution, innovation, and capital deployment.
Divestitures
During fiscal 2024, we sold the Sonoma-Cutrer wine business and entered into a TSA, which ended in August 2024. During fiscal 2026, we ended the Korbel relationship, effective June 30, 2025. The absence of these brands negatively impacted our net sales and operating income, but positively impacted our gross margin for fiscal 2026.
Brand Name Impairments and Earn-out Valuation
During fiscal 2025, we recognized a non-cash impairment charge of $47 million for the Gin Mare brand name. During fiscal 2026, we recognized non-cash impairment charges of $45 million and $87 million for the Gin Mare and Diplomático brand names, respectively. These brand name impairments over the past two fiscal years largely reflect a decline in our forecast assumptions due to the softening category outlook and challenging macroeconomic environment in many of our top markets for these brands. Given this, during fiscal 2025 and fiscal 2026, we also lowered the financial forecast assumptions used to estimate the fair value of Gin Mare’s contingent consideration liability, which is remeasured to fair value on a recurring basis. As a result, we recognized $43 million and $15 million in favorable fair value adjustments to Gin Mare’s contingent consideration liability during fiscal 2025 and fiscal 2026, respectively. The net impact of these non-cash impairment charges and fair value adjustments negatively impacted our operating expenses and operating income for fiscal 2025 and 2026. See Notes 4 and 16 to the Consolidated Financial Statements for more information.
Restructuring Initiative
During fiscal 2025, our Board of Directors approved a plan to reduce our structural cost base and realign resources toward future sources of growth. This included reducing our workforce by approximately 12% and closing the Louisville-based Brown-Forman Cooperage. We also offered a special, one-time early retirement benefit to qualifying U.S. employees. During fiscal 2026, we incurred additional restructuring charges associated with this initiative and completed the sale of the Brown-Forman Cooperage facility and related assets. While these actions negatively impacted our operating expenses and operating income for fiscal 2026, we benefited from lower restructuring costs when compared to the same prior-year period. See Note 6 to the Consolidated Financial Statements for more information.
United States Distributor Evolution
During fiscal 2026, we transitioned our portfolio distribution in the state of California, effective May 1, 2025, and in 13 additional markets across the United States, effective August 1, 2025. We further advanced this strategic realignment by transitioning our distribution in 11 U.S. control states, effective June 1, 2026. In fiscal 2026, our net sales benefited from higher net pricing across the portfolio as a result of changes to our distributor relationship terms.
Innovation
•Jack Daniel’s family of brands. Innovation within the Jack Daniel’s family of brands has contributed to our growth in the last two fiscal years as described below.
◦In fiscal 2025, we launched Jack Daniel’s 14-Year-Old Tennessee Whiskey in the United States.
◦In fiscal 2026, we launched Jack Daniel’s Tennessee Blackberry in the United States and in certain developed international and emerging markets. We also launched Jack Daniel’s Single Barrel Heritage Barrel in the United States.
•In fiscal 2025, we launched Woodford Reserve Double Double Oaked in the United States.
•In fiscal 2026, we launched New Mix in the United States.

Capital Deployment
We have focused our capital deployment initiatives on investing fully in our existing business and returning cash to our stockholders.
•Investments. During fiscal 2025 and fiscal 2026, our capital expenditures totaled $274 million and focused on enabling the growth of our whiskey and tequila brands. This included completing a $50 million expansion of our scotch-making capacity in Scotland. Additionally, we constructed additional barrel warehouses for Jack Daniel’s, Woodford Reserve, Glenglassaugh, Diplomatico, and our tequilas.
•Cash returned to stockholders. During fiscal 2025 and fiscal 2026, we returned a total of $1.2 billion to our stockholders through $847 million in regular dividends and $400 million in share repurchases.

Executive Summary
Unless otherwise indicated, all related commentary is on a reported basis.
During fiscal 2026, the operating environment remained challenging due to ongoing macroeconomic pressures and geopolitical instability, which we believe negatively impacted consumer behavior and beverage alcohol consumption, particularly within developed markets.
Fiscal 2026 Highlights
•We delivered net sales of $3.9 billion, a decrease of 1% compared to fiscal 2025. The decrease was driven by the negative effect of acquisitions and divestitures, partially offset by the positive effect of foreign exchange and higher volumes.
◦From a brand perspective, net sales declines were driven by the end of the Korbel relationship, the decline of used barrel sales, and lower volumes of JDTW, partially offset by the launch of JDTB and the growth of New Mix.
◦From a geographic perspective, net sales declines in the United States were more than offset by growth in Emerging markets and the Travel Retail channel, while Developed International markets were flat. In addition, our results were negatively impacted by declines in used barrel sales.
•We delivered gross profit of $2.4 billion, an increase of 2% compared to fiscal 2025. Gross margin increased to 60.5% in fiscal 2026, up 1.6 percentage points from 58.9% in fiscal 2025. The increase in gross margin was driven by the positive effect of acquisitions and divestitures, the positive effect of foreign exchange, and lower costs.
•We delivered operating income of $1.0 billion, a decrease of 10% compared to fiscal 2025. The decrease was primarily due to higher non-cash impairment charges, higher SG&A expenses, and the unfavorable year-over-year Gin Mare earn-out valuation adjustments. These decreases were partially offset by lower restructuring initiative costs compared to the prior year.
•We delivered diluted earnings per share of $1.53, a decrease of 17% compared to fiscal 2025, driven by lower operating income and the absence of the gain on the sale of our investment in The Duckhorn Portfolio, Inc. (Duckhorn).
•Our return on average invested capital decreased to 11.9% in fiscal 2026, compared to 14.4% in fiscal 2025. This decrease was driven by lower operating income and the absence of the gain on the sale of our investment in Duckhorn, partially offset by the benefit of a lower effective tax rate.

Summary of Operating Performance Fiscal 2025 and Fiscal 2026

			2025 vs. 2026
Fiscal year ended April 30,	2025	2026	Reported Change		Organic Change[1]

Net sales	$3,975	$3,928	(1%)		—%
Cost of sales	$1,632	$1,550	(5%)		—%
Gross profit	$2,343	$2,378	2%		—%
Advertising	$484	$462	(4%)		(5%)
SG&A	$744	$807	9%		7%
Restructuring and other charges	$60	$19	nm4		nm4
Other intangible assets impairment	$47	$132	nm4		nm4
Other expense (income), net	$(99)	$(43)	nm4		nm4
Operating income	$1,107	$1,001	(10%)		(2%)

Total operating expenses[2]	$1,236	$1,378	12%		3%

Equity method investment income and gain on sale	$(83)	$—	nm4		nm4
As a percentage of net sales[3]
Gross profit	58.9%	60.5%	1.6	pp
Operating income	27.9%	25.5%	(2.4	pp)

Interest expense, net	$105	$89	(15%)
Effective tax rate	19.6%	19.3%	(0.3	pp)
Diluted earnings per share	$1.84	$1.53	(17%)
Return on average invested capital[1]	14.4%	11.9%	(2.5	pp)
Note: Results may differ due to rounding

1See “Non-GAAP Financial Measures” above for details on our use of “organic change” and “return on average invested capital,” including how we calculate these measures and why we think this information is useful to readers.
2Operating expenses include advertising expenses, SG&A expenses, restructuring and other charges, other intangible assets impairment, and other expense (income), net.
3Year-over-year changes in percentages are reported in percentage points (pp).
4Percentage change is not meaningful.

Results of Operations
Fiscal 2026 Market Highlights
The following table shows net sales results for our top markets, summarized by geographic area, for fiscal 2026 compared to fiscal 2025. We discuss results of the markets most affecting our performance below the table. Unless otherwise indicated, all related commentary is on a reported basis.

Top Markets
		Net Sales % Change vs. Fiscal 2025
Geographic area[1]	% of Fiscal 2026 Net Sales	Reported	Acquisitions and Divestitures	Foreign Exchange	Organic[2]
United States	42%	(7%)	7%	—%	—%
Developed International	28%	—%	—%	(3%)	(3%)
Germany	6%	(2%)	—%	(5%)	(7%)
Australia	5%	1%	—%	—%	—%
United Kingdom	4%	(6%)	—%	(3%)	(9%)
France	3%	(2%)	—%	(5%)	(7%)
Spain	1%	—%	1%	(5%)	(4%)
Rest of Developed International	8%	7%	—%	(3%)	4%
Emerging	25%	14%	1%	(3%)	12%
Mexico	8%	20%	—%	(7%)	13%
Poland	3%	7%	6%	(11%)	2%
Brazil	3%	13%	—%	(2%)	12%
Türkiye	2%	(4%)	—%	22%	19%
Rest of Emerging	9%	16%	—%	(2%)	15%
Travel Retail	5%	6%	—%	(2%)	5%
Non-branded and bulk	1%	(68%)	—%	—%	(68%)
Total	100%	(1%)	3%	(2%)	—%
Note: Results may differ due to rounding

1See “Definitions” above for definitions of market aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

The United States’ net sales declined 7%, driven by (a) the end of the Korbel relationship; (b) the absence of the Sonoma-Cutrer prior-year TSA; (c) lower volumes of JDTW, our tequilas, and JDTH; and (d) unfavorable portfolio mix. These declines were partially offset by (a) new product launches, including JDTB, Jack Daniel’s Single Barrel Heritage Barrel, and New Mix; (b) higher volumes of Woodford Reserve; (c) higher net pricing across the portfolio as a result of changes to our distributor relationship terms; and (d) favorable timing of distributor ordering patterns.
Developed International
•In a challenging economic environment, Germany’s net sales declined 2%, led by lower volumes of JDTW and unfavorable timing of retailer ordering patterns. These declines were partially offset by the positive effect of foreign exchange and the launch of JDTB.
•Australia’s net sales increased 1%, driven by the el Jimador RTD launch, partially offset by lower volumes of el Jimador.
•The United Kingdom’s net sales decreased 6%, driven by JDTW and JDTH declines, reflecting soft consumer demand for the whiskey category impacted by macroeconomic and geopolitical uncertainty, as well as the absence of wholesaler and retailer purchases from the prior-year period. These declines were partially offset by the positive effect of foreign exchange and the launch of JDTB.

•France’s net sales declined 2%, driven by lower volumes of JDTW and Diplomático, partially offset by the positive effect of foreign exchange and the launch of JDTB.
•Spain’s net sales were flat as the positive effect of foreign exchange and higher volumes of JDTA offset JDTW declines.
•Net sales in the Rest of Developed International increased 7%, driven by growth in Italy benefiting from the transition to owned distribution on May 1, 2025, the positive effect of foreign exchange, and the distribution of new agency brands in Japan. These increases were partially offset by volumetric declines of our American whiskey portfolio and JD RTD/RTP products in Canada due to the continued absence of American-made beverage alcohol from retail shelves in most of its provinces.
Emerging
•Mexico’s net sales increased 20%, driven by higher volumes and prices of New Mix, the positive effect of foreign exchange, and the distribution of new agency brands. These increases were partially offset by declines of Herradura and el Jimador.
•Poland’s net sales increased 7%, led by the positive effect of foreign exchange, higher volumes of JDTW, and the launch of JDTB. These increases were partially offset by the absence of the Finlandia prior-year TSA.
•Brazil’s net sales increased 13%, driven by higher volumes of JDTA and JDTW, reflecting continued distribution expansion and favorable timing of retailer ordering patterns.
•Türkiye’s net sales declined 4%, driven by the negative effect of foreign exchange, partially offset by higher prices in response to inflation and volumetric gains of JDTW.
•Net sales in the Rest of Emerging increased 16% due to broad-based volume gains of the Jack Daniel’s family of brands, led by the United Arab Emirates and the rest of Latin America, in addition to an estimated net increase in distributor inventories and the positive effect of foreign exchange.
Travel Retail’s net sales grew 6%, largely due to increased passenger traffic leading to higher volumes of JDTW, as well as the positive effect of foreign exchange.
Non-branded and bulk’s net sales decreased 68%, driven by the decline of used barrel sales as demand and pricing adjusted to levels that reflect the current challenging and uncertain operating environment for our industry.

Fiscal 2026 Brand Highlights
The following table highlights the global results of our top brands for fiscal 2026 compared to fiscal 2025. We discuss results of the brands most affecting our performance below the table. Unless otherwise indicated, all related commentary is on a reported basis.

Top Brands
	Net Sales % Change vs. Fiscal 2025
Product category / brand family / brand[1]	Reported	Acquisitions & Divestitures	Foreign Exchange	Organic[2]
Whiskey	3%	—%	(1%)	1%
JDTW	(2%)	—%	(1%)	(4%)
JDTH	(3%)	—%	(2%)	(5%)
Gentleman Jack	(1%)	—%	(1%)	(2%)
JDTA	12%	—%	(2%)	10%
JDTF	(7%)	—%	(1%)	(8%)
Woodford Reserve	4%	—%	—%	4%
Old Forester	5%	—%	—%	5%
Rest of Whiskey	61%	—%	(1%)	60%
Ready-to-Drink	11%	—%	(4%)	7%
JD RTD/RTP	(3%)	—%	(3%)	(5%)
New Mix	41%	—%	(8%)	33%
Tequila	(4%)	—%	(1%)	(6%)
el Jimador	(2%)	—%	(1%)	(2%)
Herradura	(9%)	—%	(1%)	(10%)
Rest of Portfolio	(31%)	53%	(4%)	18%
Non-branded and bulk	(68%)	—%	—%	(68%)
Note: Results may differ due to rounding

1See “Definitions” above for definitions of brand aggregations presented here.
2See “Non-GAAP Financial Measures” above for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Whiskey
•Net sales for JDTW declined 2%, driven by lower volumes in the United States and our developed international markets, led by Germany, the United Kingdom, and Canada. These declines were partially offset by broad-based volumetric growth across our emerging markets, led by the United Arab Emirates and Türkiye, as well as the positive effect of foreign exchange.
•Net sales for JDTH declined 3%, driven by lower volumes in the United States, partially offset by the positive effect of foreign exchange.
•Net sales for Gentleman Jack declined 1%, driven by lower volumes in the United States, partially offset by higher volumes in Türkiye and the positive effect of foreign exchange.
•Net sales for JDTA increased 12%, driven by growth in Brazil benefiting from continued distribution expansion and the positive effect of foreign exchange.
•Net sales for JDTF declined 7%, driven by lower volumes in the United States, partially offset by the positive effect of foreign exchange.
•Woodford Reserve’s net sales increased 4%, driven by the United States, which benefited from higher net pricing related to the distributor transitions and an estimated net increase in distributor inventories.

•Old Forester’s net sales increased 5%, driven by the United States due to timing of the distributor ordering patterns in our transition markets and favorable mix resulting from a shift to higher-priced brands within the family.
•Net sales for Rest of Whiskey increased 61%, driven by the launches of JDTB and Jack Daniel’s Single Barrel Heritage Barrel in the United States, which benefited from an estimated net increase in distributor inventories. These increases were partially offset by lower volumes of the rest of our other super-premium Jack Daniel’s expressions.
Ready-to-Drink
•The JD RTD/RTP brands net sales decreased 3%, driven by declines in the United States and Canada. These declines were partially offset by the positive effect of foreign exchange.
•Net sales for New Mix increased 41%, driven by strong growth in Mexico with market share gains in a growing category, the launch in the United States, and the positive effect of foreign exchange.
Tequila
•el Jimador’s net sales decreased 2%, driven by declines in the United States and Mexico, partially offset by higher volumes in the rest of Latin America and the positive effect of foreign exchange. An estimated net increase in distributor inventories, led by the United States, positively impacted net sales.
•Herradura’s net sales declined 9%, driven by lower volumes in the United States and Mexico, partially offset by higher net pricing in the United States and the positive effect of foreign exchange.
Net sales for Rest of Portfolio declined 31%, driven by the end of the Korbel relationship and the absence of Sonoma-Cutrer and Finlandia prior-year TSAs. These declines were partially offset by growth of Gin Mare and Diplomático, led by Italy, which benefited from the transition to owned distribution on May 1, 2025; the distribution of new agency brands in Japan and Mexico; and the positive effect of foreign exchange.
Non-branded and bulk’s net sales decreased 68%, driven by the decline of used barrel sales as demand and pricing adjusted to levels that reflect the current challenging and uncertain operating environment for our industry.

Year-Over-Year Comparisons
Commentary below compares fiscal 2026 to fiscal 2025 results. A comparison of fiscal 2025 to fiscal 2024 results may be found in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2025 (2025 Form 10-K).

Net Sales
	2026
Percentage change versus the prior fiscal year ended April 30	Volume	Price/mix	Total
Change in reported net sales	2%	(3%)	(1%)
Acquisitions and divestitures	3%	—%	3%
Foreign exchange	—%	(2%)	(2%)
Change in organic net sales	5%	(5%)	—%
Note: Results may differ due to rounding

Net sales of $3.9 billion decreased 1%, or $47 million, in fiscal 2026 compared to fiscal 2025, driven by unfavorable price/mix, partially offset by higher volumes. Volume increased 2% driven by New Mix and the launch of JDTB, due in part to a net increase in distributor inventories in the United States, partially offset by the end of the Korbel relationship and the Sonoma-Cutrer prior-year TSA, as well as lower volumes of JDTW and JD RTD/RTP. Price/mix declined 3% driven by unfavorable portfolio mix from New Mix and lower sales of used barrels and JDTW, partially offset by the positive effect of foreign exchange and the positive portfolio mix impact from JDTB, JD RTD/RTP, and Woodford Reserve. See “Results of Operations - Fiscal 2026 Market Highlights” and “Results of Operations - Fiscal 2026 Brand Highlights” above for details on the factors contributing to the change in reported net sales for fiscal 2026.

Cost of Sales
	2026
Percentage change versus the prior fiscal year ended April 30	Volume	Cost/mix	Total
Change in reported cost of sales	2%	(7%)	(5%)
Acquisitions and divestitures	3%	3%	6%
Foreign exchange	—%	(1%)	(1%)
Change in organic cost of sales	5%	(5%)	—%
Note: Results may differ due to rounding
Cost of sales of $1.6 billion decreased $82 million, or 5%, in fiscal 2026 compared to fiscal 2025, driven by favorable cost/mix, partially offset by higher volumes. Volume increased 2% driven by New Mix and the launch of JDTB, partially offset by the end of the Korbel relationship and the Sonoma-Cutrer prior-year TSA, as well as lower volumes of JDTW and JD RTD/RTP. Cost/mix declined 7% driven by the end of the Korbel relationship, the absence of the Sonoma-Cutrer prior-year TSA, favorable portfolio mix from New Mix, the timing of cost fluctuations, and lower agave costs. These declines were partially offset by higher wood costs, the negative effect of foreign exchange, and unfavorable fixed cost absorption related to decreased production of our full-strength portfolio.

Gross Profit
Percentage change versus the prior fiscal year ended April 30	2026
Change in reported gross profit	2%
Acquisitions and divestitures	1%
Foreign exchange	(2%)
Change in organic gross profit	—%
Note: Results may differ due to rounding

Gross Margin
Fiscal year ended April 30	2026
Prior year gross margin	58.9%
Price/mix	(0.1%)
Cost	0.2%
Acquisitions and divestitures	1.3%
Other items[1]	0.1%
Foreign exchange	0.2%
Change in gross margin	1.6%
Current year gross margin	60.5%
Note: Results may differ due to rounding

1“Other items” includes “restructuring initiative.” See “Non-GAAP Financial Measures” above for additional details.
Gross profit of $2.4 billion increased $35 million, or 2%, in fiscal 2026 compared to fiscal 2025. Gross margin increased to 60.5% in fiscal 2026, up 1.6 percentage points from 58.9% in fiscal 2025. The increase in gross margin was driven by the positive effect of acquisitions and divestitures, the positive effect of foreign exchange, and lower costs.

Operating Expenses
Percentage change versus the prior fiscal year ended April 30
2026	Reported	Acquisitions & Divestitures	Impairment	Other Items[1]	Foreign Exchange	Organic
Advertising	(4%)	2%	—%	—%	(2%)	(5%)
SG&A	9%	—%	—%	—%	(2%)	7%
Total operating expenses[2]	12%	(3%)	(7%)	3%	(3%)	3%
Note: Results may differ due to rounding

1“Other items” includes “restructuring initiative,” “substitution drawback claims,” and “franchise tax refund.” See “Non-GAAP Financial Measures” above for additional details.
2Total operating expenses include advertising expenses, SG&A expenses, restructuring and other charges, other intangible assets impairment, and other expense (income), net.
Operating expenses totaled $1.4 billion, an increase of $143 million, or 12%, in fiscal 2026 compared to fiscal 2025. The increase in operating expenses was driven by (a) non-cash impairment charges, (b) higher SG&A expenses, (c) the negative effect of foreign exchange, and (d) the unfavorable year-over-year Gin Mare earn-out valuation adjustments. These increases were partially offset by lower restructuring initiative costs as compared to the same prior-year period, lower advertising expenses, and the benefit of the substitution drawback claims.
•Advertising expenses decreased 4% in fiscal 2026, driven by lower spend for the Jack Daniel’s family of brands, as declines for super-premium Jack Daniel’s expressions and JDTW more than offset the increased investment for the launch of JDTB. The decreases were also driven by the end of the Korbel relationship, partially offset by the negative effect of foreign exchange.
•SG&A expenses increased 9% in fiscal 2026, driven by costs associated with the contemplated business transaction discussions, higher compensation-and-benefit-related expenses, and the negative effect of foreign exchange.

Operating Income
Percentage change versus the prior fiscal year ended April 30	2026
Change in reported operating income	(10%)
Acquisitions and divestitures	5%
Impairment charges	8%
Other items[1]	(4%)
Foreign exchange	(1%)
Change in organic operating income	(2%)
Note: Results may differ due to rounding

1“Other items” includes “restructuring initiative,” “substitution drawback claims,” and “franchise tax refund.” See “Non-GAAP Financial Measures” above for additional details.
Reported operating income was $1.0 billion in fiscal 2026, a decrease of $106 million, or 10%, compared to fiscal 2025. Operating margin decreased 2.4 percentage points to 25.5% in fiscal 2026 from 27.9% in fiscal 2025, primarily due to higher operating expenses, partially offset by gross margin expansion.
Interest expense (net) decreased $16 million, or 15%, in fiscal 2026 compared to fiscal 2025, due to a lower average debt balance and lower average interest rates on short-term borrowings.
Our effective tax rate for fiscal 2026 was 19.3% compared to 19.6% in fiscal 2025. The decrease in our effective tax rate was driven primarily by (a) the lower impact from valuation allowances in the current period, (b) the beneficial impact from tax rate changes, and (c) increased tax credits. These decreases were partially offset by (a) the negative tax impact from foreign operations, (b) the unfavorable year-over-year impact from a change in tax classification in the prior period, and (c) increased non-deductible expenses. See Note 13 to the Consolidated Financial Statements for details.
Diluted earnings per share were $1.53 in fiscal 2026, a decrease of 17% compared to fiscal 2025, driven by lower operating income and the absence of the gain on the sale of our investment in Duckhorn.
Fiscal 2027 Outlook
Below we discuss our outlook for fiscal 2027, which reflects the trends, developments, and uncertainties (including those described above) that we expect to affect our business.
We anticipate the operating environment for fiscal 2027 to remain challenging, as macroeconomic pressures and geopolitical instability continue to negatively impact consumer behavior and beverage alcohol consumption, particularly within developed markets. We remain committed to building our business for the long term while focusing intensely on the variables within our control. We believe we will benefit in fiscal 2027 from our previously announced restructuring initiative and U.S. distributor changes, and continued new product innovation, such as the expansion of Jack Daniel's Tennessee Blackberry. Considering these factors, we expect the following in fiscal 2027:
•Organic net sales to be approximately flat.
•Organic operating income decline in the 3% to 5% range.
•Our effective tax rate to be in the range of approximately 20% to 22%.
•Capital expenditures planned to be in the range of $60 to $70 million.

Liquidity and Capital Resources
We generate strong cash flows from operations, which enable us to meet current obligations, fund capital expenditures, and return cash to our stockholders through regular dividends and, from time to time, through share repurchases and special dividends. We believe our investment-grade credit ratings (A2 by Moody’s, which was downgraded from A1 in November 2025, and A- by Standard & Poor’s) provide us with financial flexibility when accessing global debt capital markets and allow us to reserve adequate debt capacity for investment opportunities and unforeseen events.
Our operating cash flows are supplemented by cash and cash equivalent balances, as well as access to other liquidity sources. Cash and cash equivalents were $444 million at April 30, 2025, and $308 million at April 30, 2026. As of April 30, 2026, approximately 59% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash deployment and may decide to repatriate additional cash held by our foreign subsidiaries. This may require us to provide for and pay additional taxes.
We have a $900 million commercial paper program that we use, together with our cash flow from operations, to fund our short-term operational needs. See Note 8 to the Consolidated Financial Statements for outstanding commercial paper balances, interest rates, and days to maturity at April 30, 2025 and April 30, 2026. The average balances, interest rates, and original maturities during the last two fiscal years are presented below.

(Dollars in millions)	2025	2026
Average commercial paper	$373	$263
Average interest rate	5.13%	4.26%
Average days to maturity at issuance	41	27
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

Cash Flow Summary
The following table summarizes our cash flows for each of the last two fiscal years:

Cash Flow Summary
(Dollars in millions)	2025	2026
Cash flows from operating activities	$598	$1,000

Investing activities:
Proceeds from sale of equity method investment	350	—
Additions to property, plant, and equipment	(167)	(107)
Other	66	36
Net cash flows from investing activities	$249	$(71)

Financing activities:
Net change in short-term borrowings	$(117)	$(244)
Repayment of long-term debt	(300)	—
Acquisition of treasury stock	—	(400)
Dividends paid	(420)	(427)
Other	(6)	(3)
Net cash flows from financing activities	$(843)	$(1,074)
Cash provided by operating activities of $1,000 million during fiscal 2026 increased $402 million from fiscal 2025. The increase was largely attributable to lower working capital requirements, including lower cash paid for income taxes, partially offset by lower earnings.
Cash used for investing activities was $71 million during fiscal 2026, compared to $249 million in cash provided by investing activities during fiscal 2025. The $320 million decrease largely reflects (a) the absence of $350 million in proceeds from the sale of our investment in Duckhorn in December 2024 and (b) an $18 million decrease in proceeds from cooperage asset sales year-over-year ($51 million from the sale of our Alabama cooperage assets in May 2024; $33 million from the sale of our Brown-Forman Cooperage assets in May 2025), partially offset by a $60 million decline in capital expenditures.
Cash used for financing activities was $1,074 million during fiscal 2026, compared to $843 million in cash used for financing activities during fiscal 2025. The $231 million increase largely reflects a $400 million increase in share repurchases and a $127 million increase in net repayments of short-term borrowings, partially offset by our prior-year repayment of the $300 million principal amount of 3.50% notes that matured in April 2025.
A discussion of our cash flows for fiscal 2025 compared to fiscal 2024 may be found in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2025 Form 10-K.
Dividends
In November 2025, our Board of Directors approved a 2% increase in the quarterly cash dividend on our Class A and Class B common stock from $0.2265 per share to $0.2310 per share, effective with the regular quarterly dividend paid on January 2, 2026. As a result, the indicated annual cash dividend increased from $0.9060 per share to $0.9240 per share.
On May 28, 2026, our Board of Directors declared a regular quarterly cash dividend on our Class A and Class B common stock of $0.2310 per share. The dividend is payable on July 1, 2026, to stockholders of record on June 10, 2026.
Share Repurchases
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
Brand Names and Trademarks
When we acquire a business, we allocate the purchase price to the assets and liabilities of the acquired business, including intangible brand names and trademarks (brand names), based on estimated fair value. We do not amortize our brand names, all of which we consider to have indefinite lives.
We assess our brand names for impairment at least annually, or more frequently if circumstances indicate the carrying amount may be impaired. Our annual impairment assessment is performed as of the first day of our fourth fiscal quarter. A brand name is impaired when its carrying amount exceeds its estimated fair value, in which case we write down the brand name to its estimated fair value. We estimate the fair value of a brand name using the relief-from-royalty method. We also consider market values for similar assets when available. Considerable management judgment is necessary to estimate fair value, including making assumptions about net sales projections, discount rates, and royalty rates.
We have the option, before quantifying the fair value of a brand name, to evaluate qualitative factors to assess whether it is more likely than not that the brand name is impaired. If we determine that is not the case, then we are not required to quantify the fair value. That assessment also takes considerable management judgment.
In our annual brand names assessment, we performed a quantitative impairment test for the Gin Mare and Diplomático brand names. When using the quantitative assessment, the estimated fair values of the brand names are calculated based on the relief-from-royalty method, using significant assumptions, such as net sales projections, discount rates, and royalty rates. This assessment indicated the carrying amounts of the Gin Mare and Diplomático brand names exceeded their estimated fair values, resulting in impairments of $45 million and $87 million, respectively, during the fourth quarter of fiscal 2026. The brand name impairments largely reflect a decline in our forecast assumptions due to the softening category outlook and challenging macroeconomic environment in many of our top markets for these brands.
As of April 30, 2026, the carrying amounts of the Gin Mare and Diplomático brand names remain near their fair values. Reasonably possible changes in the significant assumptions discussed above could result in future incremental impairments of either or both of those brands. For example, we estimate that, all else equal, a 15% decline in projected net sales would result in incremental impairment charges of $36 million and $34 million for the Gin Mare and Diplomático brand names, respectively. We also estimate that, all else equal, a 1 percentage point increase in the discount rate would result in incremental impairment charges of $42 million and $45 million for the Gin Mare and Diplomático brand names, respectively.
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
The following table compares the assumed discount rates and expected return on assets used in determining net periodic benefit cost for fiscal 2026 to those to be used in determining that cost for fiscal 2027.

	Pension Benefits		Medical and Life Insurance Benefits
	2026	2027	2026	2027
Discount rate for service cost	5.66%	5.94%	5.84%	5.97%
Discount rate for interest cost	5.06%	5.19%	4.97%	5.02%
Expected return on plan assets	6.75%	6.75%	n/a	n/a
Using these assumptions, we estimate our pension and other postretirement benefit cost for fiscal 2027 will be approximately $20 million (excluding any potential settlement or curtailment charges), compared to $18 million (excluding settlement charges of $23 million) for fiscal 2026. Decreasing/increasing the assumed discount rates by 50 basis points would increase/decrease the total fiscal 2027 cost by approximately $3 million. Decreasing/increasing the assumed return on plan assets by 50 basis points would also increase/decrease the total fiscal 2027 cost by approximately $3 million.
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
We face market risks arising from changes in foreign currency exchange rates, commodity prices, and interest rates. We manage market risks through procurement strategies as well as the use of derivatives and other financial instruments. Our risk management program is governed by policies that authorize and control the nature and scope of transactions that we use to mitigate market risks. Our policy permits the use of derivative financial instruments to mitigate market risks but prohibits their use for speculative purposes.
Foreign currency exchange rate risk. Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign-currency-denominated cash flows. In general, we expect our cash flows to be negatively affected by a stronger dollar and positively affected by a weaker dollar. Our most significant foreign currency exposures include the euro, the British pound, and the Australian dollar. We manage our foreign currency exposures through derivative financial instruments, principally foreign currency forward contracts, and debt denominated in foreign currency. We had outstanding currency derivatives with notional amounts totaling $463 million and $586 million at April 30, 2025 and 2026, respectively.
We estimate that a hypothetical 10% weakening of the dollar compared to exchange rates of hedged currencies as of April 30, 2026, would decrease the fair value of our then-existing foreign currency derivative contracts by approximately $45 million. This hypothetical change in fair value does not consider the expected inverse change in the underlying foreign currency exposures.
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
As of April 30, 2026, our cash and cash equivalents ($308 million) and short-term commercial paper borrowings ($68 million, at par) were exposed to interest rate changes. Based on the then-existing balances of our variable-rate debt and interest-bearing investments, a hypothetical one percentage point increase in interest rates would result in a negligible change in net interest expense.
See Note 15 to the Consolidated Financial Statements for details on our foreign currency exchange rate risk. See “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our pension and other postretirement plans’ exposure to interest rate risks. Also see “Item 1A. Risk Factors” for details on how economic conditions affecting market risks also affect the demand for and pricing of our products and how we are affected by exchange rate fluctuations.

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
As of the end of our fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of April 30, 2026. EY, which audited and reported on the Company’s consolidated financial statements, has audited the effectiveness of our internal control over financial reporting as of April 30, 2026, as stated in their report.

Dated:	June 12, 2026
		By:	/s/ Lawson E. Whiting
Lawson E. Whiting
President and Chief Executive Officer

		By:	/s/ James W. Peters
James W. Peters
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brown-Forman Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brown-Forman Corporation and subsidiaries (the Company) as of April 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 12, 2026 expressed an unqualified opinion thereon.

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
At April 30, 2026, the balance of the Company’s other intangible assets with indefinite lives was $866 million. As discussed in Notes 1 and 4 to the consolidated financial statements, other intangible assets with indefinite lives include intangible brand names and trademarks (“brand names”) and are assessed for impairment at least annually, or more frequently, if circumstances indicate the carrying amount may be impaired. As described in Note 4, the Company recognized impairment charges of $45 million and $87 million, respectively, for its Gin Mare and Diplomático brand name indefinite-lived intangible assets. The Company estimated the fair value of the Gin Mare and Diplomático brand names using the relief-from-royalty method.

Auditing management’s estimate of the fair value of the Gin Mare and Diplomático brand names was complex due to the significant judgment required to determine the fair value of the brand names. The fair value estimates were sensitive to significant assumptions used in the valuation process, such as net sales projections, discount rates and royalty rates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to estimate the fair value of the Gin Mare and Diplomático brand names. This included management’s review of the significant assumptions, described above, used in the valuation models.

To test the estimated fair value of the Gin Mare and Diplomático brand names, we performed audit procedures that included, among others, testing the significant assumptions discussed above. We also performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the brand names that would result from changes in the significant assumptions. We involved valuation specialists, where relevant, to assist with our audit procedures.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Louisville, Kentucky
June 12, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Brown-Forman Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Brown-Forman Corporation and subsidiaries’ internal control over financial reporting as of April 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Brown-Forman Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated June 12, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Louisville, Kentucky
June 12, 2026

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollars in millions, except per share amounts)

Year Ended April 30,	2024	2025	2026
Sales	$5,328	$5,056	$5,082
Excise taxes	1,150	1,081	1,154
Net sales	4,178	3,975	3,928
Cost of sales	1,652	1,632	1,550
Gross profit	2,526	2,343	2,378
Advertising expenses	529	484	462
Selling, general, and administrative expenses	826	744	807
Restructuring and other charges	—	60	19
Gain on business divestitures	(267)	—	—
Other intangible assets impairment	7	47	132
Other expense (income), net	17	(99)	(43)
Operating income	1,414	1,107	1,001
Non-operating postretirement expense	3	4	27
Interest income	(14)	(17)	(14)
Interest expense	127	122	103
Equity method investment income and gain on sale	—	(83)	—
Income before income taxes	1,298	1,081	885
Income taxes	274	212	170
Net income	$1,024	$869	$715
Earnings per share:
Basic	$2.15	$1.84	$1.53
Diluted	$2.14	$1.84	$1.53

The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in millions)

Year Ended April 30,	2024	2025	2026
Net income	$1,024	$869	$715
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(7)	19	91
Cash flow hedge adjustments	—	(15)	—
Postretirement benefits adjustments	21	(3)	21
Net other comprehensive income (loss)	14	1	112
Comprehensive income	$1,038	$870	$827

The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

April 30,	2025	2026
Assets
Cash and cash equivalents	$444	$308
Accounts receivable, net	830	832
Inventories:
Barreled whiskey	1,567	1,562
Finished goods	476	482
Work in process	378	414
Raw materials and supplies	90	85
Total inventories	2,511	2,543
Assets held for sale	121	—
Other current assets	289	308
Total current assets	4,195	3,991
Property, plant, and equipment, net	1,095	1,116
Goodwill	1,505	1,522
Other intangible assets	981	943
Deferred tax assets	47	35
Other assets	263	287
Total assets	$8,086	$7,894
Liabilities
Accounts payable and accrued expenses	$741	$795
Accrued income taxes	27	18
Short-term borrowings	312	68
Current portion of long-term debt	—	351
Total current liabilities	1,080	1,232
Long-term debt	2,421	2,083
Deferred tax liabilities	241	207
Accrued pension and other postretirement benefits	164	172
Other liabilities	187	180
Total liabilities	4,093	3,874
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Additional paid-in capital	36	62
Retained earnings	4,710	4,998
Accumulated other comprehensive income (loss), net of tax	(220)	(108)
Treasury stock, at cost (11,863,000 and 25,828,000 shares in 2025 and 2026, respectively)	(605)	(1,004)
Total stockholders’ equity	3,993	4,020
Total liabilities and stockholders’ equity	$8,086	$7,894

The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in millions)

Year Ended April 30,	2024	2025	2026
Cash flows from operating activities:
Net income	$1,024	$869	$715
Adjustments to reconcile net income to net cash provided by operations:
Gain on business divestitures	(267)	—	—
Equity method investment income and gain on sale	—	(83)	—
Other intangible assets impairment	7	47	132
Depreciation and amortization	87	87	92
Stock-based compensation expense	25	28	32
Deferred income tax provision (benefit)	18	(39)	(37)
Change in fair value of contingent consideration	9	(43)	(15)
Other, net	7	(15)	(1)
Changes in assets and liabilities, net of business divestitures:
Accounts receivable	88	(70)	25
Inventories	(349)	(64)	(22)
Other current assets	23	(25)	(17)
Accounts payable and accrued expenses	(31)	(40)	36
Accrued income taxes	17	(13)	(7)
Other operating assets and liabilities	(11)	(41)	67
Cash provided by operating activities	647	598	1,000
Cash flows from investing activities:
Proceeds from business divestitures	246	—	—
Proceeds from sale of equity method investment	—	350	—
Additions to property, plant, and equipment	(228)	(167)	(107)
Proceeds from sale of cooperage assets	—	51	33
Other, net	31	15	3
Cash provided by (used for) investing activities	49	249	(71)
Cash flows from financing activities:
Net change in short term borrowings	192	(117)	(244)
Repayment of long-term debt	—	(300)	—
Acquisition of treasury stock	(400)	—	(400)
Dividends paid	(404)	(420)	(427)
Other, net	(6)	(6)	(3)
Cash used for financing activities	(618)	(843)	(1,074)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6)	3	9
Net increase (decrease) in cash, cash equivalents, and restricted cash	72	7	(136)
Cash, cash equivalents, and restricted cash at beginning of period	384	456	463
Cash, cash equivalents, and restricted cash at end of period	456	463	327
Less: Restricted cash (included in other current assets) at end of period	(10)	(19)	(19)
Cash and cash equivalents at end of period	$446	$444	$308
The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in millions)

Year Ended April 30,	2024	2025	2026
Supplemental information:
Cash paid for interest	$125	$119	$101
Cash paid for income taxes (Note 13)	$242	$303	$232
Non-cash additions to property, plant, and equipment	$20	$14	$9
The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Dollars in millions, except per share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2023	$25	$47	$1	$3,643	$(235)	$(213)	$3,268
Net income				1,024			1,024
Net other comprehensive income (loss)					14		14
Cash dividends ($0.8466 per share)				(404)			(404)
Acquisition of treasury stock						(404)	(404)
Stock-based compensation expense			25				25
Stock issued under compensation plans						9	9
Loss on treasury stock issued under compensation plans			(13)	(2)			(15)
Balance at April 30, 2024	25	47	13	4,261	(221)	(608)	3,517
Net income				869			869
Net other comprehensive income (loss)					1		1
Cash dividends ($0.8886 per share)				(420)			(420)
Stock-based compensation expense			28				28
Stock issued under compensation plans						3	3
Loss on treasury stock issued under compensation plans			(5)				(5)
Balance at April 30, 2025	25	47	36	4,710	(220)	(605)	3,993
Net income				715			715
Net other comprehensive income (loss)					112		112
Cash dividends ($0.9150 per share)				(427)			(427)
Acquisition of treasury stock						(404)	(404)
Stock-based compensation expense			32				32
Stock issued under compensation plans						5	5
Loss on treasury stock issued under compensation plans			(6)				(6)
Balance at April 30, 2026	$25	$47	$62	$4,998	$(108)	$(1,004)	$4,020

The accompanying notes are an integral part of the consolidated financial statements.

Brown-Forman Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and other currency amounts in millions, except per share data)
In these notes, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively. The years presented reflect fiscal years ended April 30, unless otherwise indicated.
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
Accounts receivable. Accounts receivable are recorded net of an allowance for expected credit losses (allowance for doubtful accounts). We determine the allowance using information such as customer credit history and financial condition, historical loss experience, and macroeconomic factors. We write off account balances against the allowance when we have exhausted our collection efforts. The allowance for doubtful accounts was $7 and $6 at April 30, 2025 and 2026, respectively.
Inventories. Inventories are valued at the lower of cost or net realizable value. Approximately 51% of our consolidated inventories are valued using the last-in, first-out (LIFO) cost method, which we use for the majority of our U.S. inventories. We value the remainder of our inventories primarily using the first-in, first-out (FIFO) cost method. FIFO cost approximates current replacement cost. If we had used the FIFO method for all inventories, they would have been $600 and $702 higher than reported at April 30, 2025 and 2026, respectively.
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
Goodwill and other intangible assets. When we acquire a business, we first allocate the purchase price to identifiable assets and liabilities, including intangible brand names and trademarks (brand names), based on estimated fair value. We then record any remaining purchase price as goodwill. We do not amortize goodwill or other intangible assets with indefinite lives. We consider all of our brand names to have indefinite lives.
We assess our goodwill and other indefinite-lived intangible assets for impairment at least annually, or more frequently if circumstances indicate the carrying amount may be impaired. Goodwill is impaired when the carrying amount of the related reporting unit exceeds its estimated fair value, in which case we write down the goodwill by the amount of the excess (limited to the carrying amount of the goodwill). We estimate the reporting unit’s fair value using discounted estimated future cash flows or market information. Similarly, a brand name is impaired when its carrying amount exceeds its estimated fair value, in which case we write down the brand name to its estimated fair value. We estimate the fair value of a brand name using the relief-from-royalty method. We also consider market values for similar assets when available. Considerable management judgment is necessary to estimate fair value, including the selection of assumptions about net sales projections, discount rates, and royalty rates.
We have the option, before quantifying the fair value of a reporting unit or brand name, to evaluate qualitative factors to assess whether it is more likely than not that our goodwill or brand names are impaired. If we determine that is not the case, then we are not required to quantify the fair value. That assessment also takes considerable management judgment.
Intangible assets determined to have a definite life are amortized over their estimated useful lives and are subject to review for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable.
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
Recently adopted accounting standard. In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), requiring additional annual disclosures about income taxes, primarily related to the rate reconciliation and information about income taxes paid. We adopted the new guidance for our annual period ended April 30, 2026 and applied the updated standard prospectively (refer to Note 13).
Accounting standards not yet adopted. In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), requiring disaggregation, in the notes to the financial statements, of expense line items in the income statement that include certain categories of expenses. We are required to adopt the updated standard for annual disclosures for the period ending April 30, 2028, and for interim disclosures within 2029, with earlier adoption permitted. The update can be applied either prospectively or retrospectively. We are currently evaluating the impact that adopting this ASU will have on our disclosures.
2. Balance Sheet Information
Supplemental information on our year-end balance sheets is as follows:

April 30,	2025	2026
Property, plant, and equipment:
Land	$49	$57
Buildings	841	917
Equipment	869	948
Construction in process	180	116
	1,939	2,038
Less: Accumulated depreciation	844	922
	$1,095	$1,116
Accounts payable and accrued expenses:
Accounts payable, trade	$243	$214
Accrued expenses:
Advertising, promotion, and discounts	197	227
Compensation and commissions	86	117
Excise and other non-income taxes	67	79
Other	148	158
	498	581
	$741	$795
Other liabilities:
Contingent consideration	$31	$16
Other	156	164
	$187	$180

April 30,	2025	2026
Accumulated other comprehensive income (loss), net of tax:
Currency translation adjustments	$(92)	$(1)
Cash flow hedge adjustments	(5)	(5)
Postretirement benefits adjustments	(123)	(102)
	$(220)	$(108)
3. Earnings per Share
We calculate basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive effect of stock-based compensation awards. We calculate that dilutive effect using the “treasury stock method” (as defined by GAAP).
The following table presents information concerning basic and diluted earnings per share:

Year Ended April 30,	2024	2025	2026
Net income available to common stockholders	$1,024	$869	$715
Share data (in thousands):
Basic average common shares outstanding	476,394	472,655	466,335
Dilutive effect of stock-based awards	826	295	398
Diluted average common shares outstanding	477,220	472,950	466,733

Basic earnings per share	$2.15	$1.84	$1.53
Diluted earnings per share	$2.14	$1.84	$1.53
We excluded common stock-based awards for approximately 1,689,000 shares, 3,325,000 shares, and 4,775,000 shares from the calculation of diluted earnings per share for 2024, 2025, and 2026, respectively, because they were not dilutive for those periods under the treasury stock method.

4. Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which include no accumulated impairment losses) over the past two years:

Goodwill
Balance as of April 30, 2024	$1,455
Foreign currency translation adjustment	50
Balance as of April 30, 2025	1,505
Foreign currency translation adjustment	17
Balance as of April 30, 2026	$1,522
The following table presents details of our other intangible assets as of April 30, 2025 and 2026, respectively:

	2025			2026
April 30,	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Supply contract	$—	$—	$—	$88	$(11)	$77
Indefinite-lived intangible assets:
Trademarks and brand names	981		981	866		866
Total other intangible assets	$981		$981	$954		$943

Definite-lived intangible assets. During the first quarter of 2026, we recognized a definite-lived supply contract intangible asset of $88. This amount relates to a barrel supply agreement and was obtained as partial consideration for the sale of the Brown-Forman Cooperage facility and related assets on May 1, 2025 (refer to Note 6). We determined the estimated fair value of the supply contract using a discounted cash flow model. This method requires the use of assumptions, such as projected future market prices and discount rates (refer to Note 16). Amortization related to the supply contract used in the production of barrels will be capitalized into inventories. The supply contract will be amortized based on the actual realization of the benefit over the term of the contract. We expect to realize the benefit over seven years. There was $11 of amortization capitalized into inventories during the year ended April 30, 2026. Estimated amortization for the next five fiscal years is as follows: $0 in 2027, $15 in 2028, $15 in 2029, $15 in 2030, and $15 in 2031. The estimated amortization may fluctuate due to changes in our expected realization of the benefit over the term of the contract.
Indefinite-lived intangible assets. The decrease in the indefinite-lived intangible assets from April 30, 2025 to April 30, 2026, was primarily driven by impairment charges of $132, partially offset by the impact of foreign exchange rates.
During 2025, we recognized a non-cash impairment charge of $47 for the Gin Mare brand name, largely reflecting a decline in our financial forecast assumptions due to the more challenging macroeconomic environment in Europe. During the fourth quarter of 2026, in connection with the preparation of the consolidated financial statements, we recognized non-cash impairment charges of $45 for the Gin Mare brand name and $87 for the Diplomático brand name, largely reflecting a decline in our forecast assumptions due to the softening category outlook and challenging macroeconomic environment in many of our top markets for these brands (refer to Note 16). The impairment charges are included in “other intangible assets impairment” in the accompanying consolidated statements of operations.

5. Equity Method Investments
On April 30, 2024, as partial consideration for the sale of the Sonoma-Cutrer wine business to The Duckhorn Portfolio, Inc. (Duckhorn), we obtained a 21.4% ownership interest in the common stock of Duckhorn (refer to Note 14). During 2025, we recognized $5 of equity method investment income for our share of Duckhorn’s earnings.
Also, effective April 30, 2024, we entered into a transition services agreement (TSA) with Duckhorn related to the sale of the Sonoma-Cutrer wine business. Our cost of sales in 2025 included $24 for Sonoma-Cutrer products purchased from Duckhorn under the TSA. Fees earned for transition services provided to Duckhorn under the TSA were immaterial. Services related to the TSA ended on or about August 31, 2024.
On October 6, 2024, Duckhorn entered into a definitive agreement pursuant to which Duckhorn would be acquired by private equity funds managed by Butterfly Equity. The transaction was completed on December 24, 2024. Upon completion of the transaction, we received cash of $350 in exchange for our 21.4% ownership interest in Duckhorn. As a result of the transaction, we recognized a $78 gain on the sale of our investment in Duckhorn in 2025.
Our other equity method investments, which are included in other assets in the accompanying consolidated balance sheets, are immaterial.
6. Restructuring and Other Charges
On January 13, 2025, our Board of Directors approved a plan to reduce our structural cost base and realign resources toward future sources of growth (Restructuring Initiative). This included reducing our worldwide headcount by approximately 12% and closing our Louisville-based Brown-Forman Cooperage. Most of these actions were implemented in 2025 and substantially completed during 2026.
We incurred aggregate restructuring and other charges of $67 in connection with these actions, consisting of $31 in severance and other employee-related costs, $34 in other restructuring charges primarily related to the Brown-Forman Cooperage facility closure and consulting services associated with the restructuring actions, and $2 in other charges for cooperage asset impairments. In 2025, we also recorded $12 in other charges associated with a special one-time early retirement benefit and $3 in charges to adjust the carrying amount of certain Brown-Forman Cooperage inventory to the amount we expected to realize upon disposal (included in cost of sales in our consolidated statement of operations). As of April 30, 2026, $56 of the restructuring charges to be settled in cash have been paid.

The following table summarizes the restructuring and other charges recognized in 2025 and 2026, respectively:

Year Ended April 30,	2025	2026
Restructuring charges:
Severance and other employee-related costs	$24	$7
Other restructuring charges[1]	22	12
Restructuring charges	46	19
Other charges[2]	14	—
Total restructuring and other charges	$60	$19

1Primarily represents one-time costs related to the cooperage facility closure, consulting services, and other miscellaneous exit costs.
2Represents $12 in costs associated with a special one-time early retirement benefit to qualifying U.S. employees and $2 in impairment charges on certain cooperage facility assets that were recognized in 2025.

The following table summarizes the activity in our accrued restructuring costs:

	Severance and Other Employee-Related Costs	Other Restructuring Charges	Total
Balance at April 30, 2024	$—	$—	$—
Costs incurred and charged to expense	24	22	46
Costs paid or otherwise settled	(11)	$(16)	$(27)
Balance at April 30, 2025	13	6	19
Costs incurred and charged to expense	7	12	19
Costs paid or otherwise settled	(19)	(10)	(29)
Balance at April 30, 2026	$1	$8	$9
Additionally, on May 1, 2025, we completed the sale of the Brown-Forman Cooperage facility and related assets for $33 in cash and $88 in non-cash consideration related to a supply contract with the counterparty (refer to Note 4). The carrying amount of the assets included in the sale was $121, consisting of $33 in property, plant, and equipment, net, and $88 in inventories. As a result of the sale, we recognized an immaterial pre-tax gain during the first quarter of 2026. These assets were considered held for sale and presented as a separate line item in the consolidated balance sheet as of April 30, 2025.
7. Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies are recorded as of April 30, 2026.

8. Debt and Credit Facilities
Our long-term debt (net of unamortized discounts and issuance costs) consisted of:

April 30,	2025	2026
1.20% senior notes, €300 principal amount, due July 7, 2026	$342	$351
2.60% senior notes, £300 principal amount, due July 7, 2028	401	404
4.75% senior notes, $650 principal amount, due April 15, 2033	644	645
4.00% senior notes, $300 principal amount, due April 15, 2038	296	296
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	490	490
Total long-term debt (including current portion)	2,421	2,434
Less: current portion	—	351
Total long-term debt	$2,421	$2,083
Debt payments required over the next five fiscal years consist of $351 in 2027, $0 in 2028, $405 in 2029, $0 in 2030, $0 in 2031, and $1,700 after 2031.
The senior notes contain terms, events of default, and covenants customary of these types of unsecured securities, including limitations on the amount of secured debt we can issue.
Details of our short-term borrowings at April 30, 2025 and 2026, are presented below:

April 30,	2025	2026
Commercial paper (par amount)	$313	$68
Average interest rate	4.64%	3.96%
Average remaining days to maturity	12	7
We have a committed revolving credit agreement with various U.S. and international banks for $900 that expires in May 2029. There were no borrowings outstanding under this facility at April 30, 2025 and 2026.
9. Common Stock
The following table shows the change in outstanding common shares during each of the last three years:

	Outstanding
(Shares in thousands)	Class A	Class B	Total
Balance at April 30, 2023	169,240	310,076	479,316
Acquisition of treasury stock	(176)	(6,736)	(6,912)
Stock issued under compensation plans	44	152	196
Balance at April 30, 2024	169,108	303,492	472,600
Acquisition of treasury stock	—	—	—
Stock issued under compensation plans	21	48	69
Balance at April 30, 2025	169,129	303,540	472,669
Acquisition of treasury stock	(705)	(13,349)	(14,054)
Stock issued under compensation plans	17	71	88
Balance at April 30, 2026	168,441	290,262	458,703

10. Net Sales

The following table shows our net sales by geography:

Year Ended April 30,	2024	2025	2026
United States	$1,889	$1,765	$1,649
Developed International[1]	1,154	1,090	1,095
Emerging[2]	869	852	974
Travel Retail[3]	179	166	177
Non-branded and bulk[4]	87	102	33
	$4,178	$3,975	$3,928

1Represents net sales of branded products to “advanced economies” as defined by the International Monetary Fund (IMF), excluding the United States. Our top developed international markets are Germany, Australia, the United Kingdom, France, and Spain.
2Represents net sales of branded products to “emerging and developing economies” as defined by the IMF. Our top emerging markets are Mexico, Poland, Brazil, and Türkiye.
3Represents net sales of branded products to global duty-free customers, other travel retail customers, and the U.S. military, regardless of customer location.
4Includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey, regardless of customer location.

The following table shows our net sales by product category:

Year Ended April 30,	2024	2025	2026
Whiskey[1]	$2,832	$2,828	$2,901
Ready-to-Drink[2]	520	491	542
Tequila[3]	306	262	251
Rest of portfolio[4]	433	292	201
Non-branded and bulk[5]	87	102	33
	$4,178	$3,975	$3,928

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
4Includes Diplomático, Gin Mare, Chambord, other agency brands (brands we do not own, but sell in certain markets), Korbel California Champagnes and Korbel Brandy (the sales, marketing, and distribution relationship ended on June 30, 2025), Fords Gin, Finlandia Vodka (which was divested on November 1, 2023), and Sonoma-Cutrer (which was divested on April 30, 2024).
5Includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey.

11. Pension and Other Postretirement Benefits
We sponsor various defined benefit pension plans as well as postretirement plans providing retiree health care and retiree life insurance benefits. Below, we discuss our obligations related to these plans, the assets dedicated to meeting the obligations, and the amounts we recognized in our financial statements as a result of sponsoring these plans.

Obligations. We provide eligible employees with pension and other postretirement benefits based on factors such as years of service and compensation level during employment. The pension obligation shown below (projected benefit obligation) consists of: (a) benefits earned by employees to date based on current salary levels (accumulated benefit obligation); and (b) benefits to be received by employees as a result of expected future salary increases. (The obligation for medical and life insurance benefits is not affected by future salary increases.) The following table shows how the present value of our projected benefit obligations changed during each of the last two years.

	Pension Benefits		Medical and Life Insurance Benefits
	2025	2026	2025	2026
Obligation at beginning of year	$679	$683	$36	$39
Service cost	16	14	—	—
Interest cost	35	30	2	2
Net actuarial loss (gain)[1]	5	(2)	3	—
Plan amendments	—	9	—	—
Retiree contributions	—	—	2	3
Benefits paid	(52)	(119)	(5)	(7)
Special termination benefits	—	—	1	—
Obligation at end of year	$683	$615	$39	$37

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
As shown in the previous table, the change in the value of our pension and other postretirement benefit obligations also includes the effect of benefit payments and retiree contributions. Expected benefit payments (net of retiree contributions) over the next 10 years are as follows:

Year Ended April 30,	Pension Benefits	Medical and Life Insurance Benefits
2027	$51	$4
2028	51	4
2029	51	4
2030	51	4
2031	51	3
2032 – 2036	257	14
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
Asset allocation is the most important method for achieving our investment goals and is based on our assessment of the plans’ long-term return objectives and the appropriate balances needed for liquidity, stability, and diversification. As of April 30, 2026, our target asset allocation is a mix of 24% public equity investments, 61% fixed income investments, and 15% alternative investments.

The following table shows the fair value of pension plan assets by category as of the end of the last two years. (Fair value levels are defined in Note 16.)

	Level 1	Level 2	Level 3	Total
April 30, 2025
Equity securities	$25	$—	$—	$25
Fixed income investments	—	242	—	242
Limited partnership interest[1]	—	—	1	1
	$25	$242	$1	268
Investments measured at net asset value[2]:
Commingled trust funds[3]:
Equity funds				115
Fixed income funds				28
Real estate fund				41
Short-term investments				75
Limited partnership interests[4]				47

Net receivable (payable) for pending transactions				2
Total				$576

April 30, 2026
Equity securities	$22	$—	$—	$22
Fixed income investments	—	260	—	260
	$22	$260	$—	282
Investments measured at net asset value[2]:
Commingled trust funds[3]:
Equity funds				110
Fixed income funds				26
Real estate fund				39
Short-term investments				15
Limited partnership interests[4]				40

Net receivable (payable) for pending transactions				2
Total				$514

1 This limited partnership interest was initially valued at cost and has been adjusted to fair value as determined in good faith by management of the partnership using various factors, and does not meet the requirements for reporting at the net asset value (NAV). The valuation requires significant judgment due to the absence of quoted market prices and the inherent lack of liquidity.
2 Certain investments that were measured using NAV (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total plan assets.
3 Commingled trust fund valuations are based on the NAV of the funds as determined by the fund administrators and reviewed by us. NAV represents the underlying assets owned by the fund, minus liabilities and divided by the number of shares or units outstanding. Generally, for commingled trust funds other than real estate, redemptions are permitted daily with no notice period. The real estate fund is redeemable quarterly with 110 days’ notice.
4 These limited partnership interests were initially valued at cost and have been adjusted using NAV per audited financial statements. Investments are generally not eligible for immediate redemption and have original terms averaging 10 to 13 years, although those periods may be extended.

The following table shows how the total fair value of all pension plan assets changed during each of the last two years. (We do not have assets set aside for postretirement medical or life insurance benefits.)

	Pension Benefits		Medical and Life Insurance Benefits
	2025	2026	2025	2026
Assets at beginning of year	$576	$576	$—	$—
Actual return on assets	36	40	—	—
Retiree contributions	—	—	2	3
Company contributions	16	17	3	4
Benefits paid	(52)	(119)	(5)	(7)
Assets at end of year	$576	$514	$—	$—
We currently expect to contribute $17 to our pension plans and $4 to our postretirement medical and life insurance benefit plans during 2027.
Funded status. The funded status of a plan refers to the difference between its assets and its obligations. The following table shows the funded status of our plans.

	Pension Benefits		Medical and Life Insurance Benefits
April 30,	2025	2026	2025	2026
Assets	$576	$514	$—	$—
Obligations	(683)	(615)	(39)	(37)
Funded status	$(107)	$(101)	$(39)	$(37)
The funded status is recorded on the accompanying consolidated balance sheets as follows:

	Pension Benefits		Medical and Life Insurance Benefits
April 30,	2025	2026	2025	2026
Other assets	$31	$47	$—	$—
Accounts payable and accrued expenses	(9)	(9)	(4)	(4)
Accrued pension and other postretirement benefits	(129)	(139)	(35)	(33)
Net liability	$(107)	$(101)	$(39)	$(37)
Accumulated other comprehensive income (loss), before tax:
Net actuarial gain (loss)	$(171)	$(135)	$—	$—
Prior service credit (cost)	(2)	(10)	1	—
	$(173)	$(145)	$1	$—
The following table compares our pension plans whose accumulated benefit obligations exceed their assets with our pension plans whose assets exceed their accumulated benefit obligations.

	Accumulated Benefit Obligation		Plan Assets
April 30,	2025	2026	2025	2026
Plans with accumulated benefit obligation in excess of assets	$(128)	$(139)	$—	$—
Plans with assets in excess of accumulated benefit obligation	(507)	(431)	576	514
Total	$(635)	$(570)	$576	$514

The following table compares our pension plans whose projected benefit obligations exceed their assets with our pension plans whose assets exceed their projected benefit obligations.

	Projected Benefit Obligation		Plan Assets
April 30,	2025	2026	2025	2026
Plans with projected benefit obligation in excess of assets	$(138)	$(148)	$—	$—
Plans with assets in excess of projected benefit obligation	(545)	(467)	576	514
Total	$(683)	$(615)	$576	$514
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

	Pension Benefits
Year Ended April 30,	2024	2025	2026
Service cost	$18	$16	$14
Interest cost	34	35	30
Expected return on assets	(40)	(38)	(34)
Amortization of:
Prior service cost (credit)	1	1	1
Net actuarial loss (gain)	6	2	5
Curtailment charge	—	2	—
Settlement charge	—	—	23
Net cost	$19	$18	$39
We determine the expected return on plan assets by applying our long-term rate of return assumption to the market-related value of plan assets, adjusted by earnings on contributions and benefit payments expected to be made during the year. We calculate the market-related value of plan assets by amortizing actual versus expected returns over five years.
We amortize prior service costs and net actuarial gains or losses on a straight-line basis over the average remaining service period of the employees expected to receive benefits under the plan. However, for net actuarial gains or losses, we use a corridor approach that amortizes them only to the extent the gain or loss exceeds 10% of the greater of the projected benefit obligation or market-related value of plan assets.
The settlement charge recognized during 2026 was triggered by fiscal year-to-date lump-sum payments under certain pension plans surpassing total annual service and interest cost for those plans.
Other postretirement benefits cost. The following table shows the components of the postretirement medical and life insurance benefits cost that we recognized during each of the last three years.

	Medical and Life Insurance Benefits
Year Ended April 30,	2024	2025	2026
Interest cost	$2	$2	$2
Curtailment charge	—	1	—
Net cost	$2	$3	$2
We amortize prior service costs and net actuarial gains or losses on a straight-line basis over the average remaining service period of the employees expected to receive benefits under the plan.
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

	Pension Benefits			Medical and Life Insurance Benefits
Year Ended April 30,	2024	2025	2026	2024	2025	2026
Prior service credit (cost)	$(1)	$—	$(9)	$—	$—	$—
Net actuarial gain (loss)	20	(6)	8	3	(2)	—
Amortization reclassified to earnings:
Prior service cost (credit)	1	1	1	—	(1)	—
Net actuarial loss (gain)	6	2	28	—	—	—
Net amount recognized in OCI	$26	$(3)	$28	$3	$(3)	$—
Assumptions and sensitivity. We use various assumptions to determine the obligations and cost related to our pension and other postretirement benefit plans. The weighted-average assumptions used in computing benefit plan obligations as of the end of the last two years were as follows:

	Pension Benefits		Medical and Life Insurance Benefits
April 30,	2025	2026	2025	2026
Discount rate	5.62%	5.75%	5.45%	5.54%
Rate of salary increase	4.00%	4.00%	n/a	n/a
Interest crediting rate	4.69%	4.98%	n/a	n/a

The weighted-average assumptions used in computing benefit plan cost during each of the last three years were as follows:

	Pension Benefits			Medical and Life Insurance Benefits
Year Ended April 30,	2024	2025	2026	2024	2025	2026
Discount rate for service cost	4.98%	5.74%	5.66%	5.02%	5.73%	5.84%
Discount rate for interest cost	4.79%	5.53%	5.06%	4.78%	5.49%	4.97%
Rate of salary increase	4.00%	4.00%	4.00%	n/a	n/a	n/a
Interest crediting rate	3.69%	4.79%	4.82%	n/a	n/a	n/a
Expected return on plan assets	6.50%	6.56%	6.75%	n/a	n/a	n/a
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
The assumed health care cost trend rates as of the end of the last two years were as follows:

	Medical and Life Insurance Benefits
April 30,	2025	2026
Health care cost trend rate assumed for next year	8.54%	8.01%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2034	2034

Savings plans. We also sponsor various defined contribution benefit plans that together cover substantially all U.S. employees. Employees can make voluntary contributions in accordance with their respective plans, which include a 401(k) tax deferral option. We match a percentage of each employee’s contributions in accordance with plan terms. We expensed $14, $13, and $11 for matching contributions during 2024, 2025, and 2026, respectively.
International plans. The information presented above for defined benefit plans and defined contribution benefit plans reflects amounts for U.S. plans only. Information about similar international plans is not presented due to immateriality.
12. Stock-Based Compensation
The Brown-Forman 2022 Omnibus Compensation Plan (Plan) is our incentive compensation plan, designed to reward participants (including eligible executive officers, other employees, and non-employee directors) for company performance. Under the Plan, we can grant stock-based incentive awards for up to 12,412,433 shares of common stock to eligible participants until July 28, 2032. As of April 30, 2026, awards for approximately 9,290,000 shares remain available for issuance under the Plan. We try to limit the source of shares delivered to participants under the Plan to treasury shares that we purchase from time to time on the open market (in connection with a publicly announced share repurchase program), in private transactions, or otherwise.
Awards granted under the Plan include stock-settled stock appreciation rights (SSARs), performance-based restricted stock units (PBRSUs), time-based restricted stock units (RSUs), and deferred stock units (DSUs).
SSARs. We grant SSARs at an exercise price equal to the closing market price of the underlying stock on the grant date. SSARs become exercisable after three years from the first day of the fiscal year of grant and generally are exercisable for seven years after that date. The following table presents information about SSARs outstanding as of April 30, 2026, and for the year then ended.

	Number of SSARs (in thousands)	Weighted- Average Exercise Price per SSAR	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at April 30, 2025	3,878	$55.29
Granted	897	31.10
Exercised	—	—
Forfeited or expired	(722)	41.16
Outstanding at April 30, 2026	4,053	$52.45	5.3	$—
Exercisable at April 30, 2026	2,331	$59.62	3.2	$—
We use the Black-Scholes pricing model to calculate the grant-date fair value of a SSAR. The weighted-average grant-date fair values and related valuation assumptions for the SSARS granted during each of the last three years were as follows:

Year Ended April 30,	2024	2025	2026
Grant-date fair value	$21.69	$12.86	$8.19
Valuation assumptions:
Expected term (years)	7.0	7.0	6.9
Risk-free interest rate	4.1%	4.1%	4.1%
Expected volatility	25.0%	26.1%	28.6%
Expected dividend yield	1.2%	1.9%	2.9%
The expected term is based on past exercise experience for similar awards. The risk-free interest rate is based on zero-coupon U.S. Treasury rates as of the date of grant. Expected volatility and dividend yield are based on historical data, with consideration of other factors when applicable.
PBRSUs. The PBRSUs vest at the end of a three-year performance period that begins on the first day of the fiscal year of grant. For PBRSUs granted in 2024 and 2025, performance is measured by comparing (a) the three-year cumulative total shareholder return (TSR) of our Class B common stock to the three-year cumulative TSR of the companies in the S&P 500 Consumer Staples Index (50% weighting) and (b) the three-year compound annual growth rate (CAGR) of an adjusted operating income metric relative to the S&P 500 Consumer Staples Index (50% weighting). Beginning with PBRSUs granted in 2026, performance is measured by comparing (a) the three-year cumulative TSR of our Class B common stock to the three-year cumulative TSR of a custom peer group (50% weighting) and (b) the three-year CAGR of an adjusted operating income metric relative to the same custom peer group (50% weighting). Additionally, in 2026, we implemented a one-time PBRSU grant for our executive leadership team. Consistent with our standard PBRSU methodology, these awards vest at the end of a three-year performance period; however, performance is measured by comparing our return on invested capital (ROIC) (50% weighting) and an adjusted operating income growth metric (50% weighting) relative to a special peer group. For all PBRSUs, at the end of the performance period, the number of PBRSUs is adjusted for performance, and then adjusted upward to account for dividends paid during the second and third years of the performance period. The resulting PBRSUs are then converted to common shares.
The following table presents information about PBRSUs outstanding as of April 30, 2026, and for the year then ended.

	Number of PBRSUs (in thousands)	Weighted- Average Fair Value at Grant Date
Outstanding at April 30, 2025	638	$59.53
Granted	1,042	29.21
Adjusted for performance and dividends	(48)	84.71
Converted to common shares	(54)	84.72
Forfeited	(37)	63.66
Outstanding at April 30, 2026	1,541	$37.93
For the portion of the PBRSUs based on adjusted operating income or ROIC performance, we calculate the grant-date fair value using the closing market price on the underlying stock at the date of grant, discounted for dividends that are not paid on the PBRSUs during the first year of the performance period.
For the portion of the PBRSUs based on TSR, we calculate the grant-date fair value using a Monte Carlo simulation model. The following table shows the assumptions used in the Monte Carlo simulation model to value the awards granted during each of the last three years.

Year Ended April 30,	2024	2025	2026
Valuation assumptions:
Risk-free interest rate	4.6%	4.3%	3.8%
Expected volatility	22.2%	24.6%	30.4%
Expected dividend yield	1.2%	1.9%	2.9%
Remaining performance period (years) as of grant date	2.8	2.8	2.8
RSUs. We grant RSUs to certain non-executive employees. Each RSU represents the right to receive one share of Class B common stock. The RSUs vest in three equal amounts at the end of each of the subsequent three years. Outstanding RSUs are credited with dividend-equivalent RSUs when dividends are paid on our common stock. The grant-date fair value of an RSU is the closing market price of the underlying stock on the grant date. The following table presents information about RSUs outstanding as of April 30, 2026, and for the year then ended.

	Number of RSUs (in thousands)	Weighted- Average Fair Value at Grant Date
Outstanding at April 30, 2025	208	$51.51
Granted	201	31.01
Additions for dividend equivalents	9	40.08
Converted to common shares	(80)	53.33
Forfeited	(12)	37.03
Outstanding at April 30, 2026	326	$38.62
DSUs. DSUs are granted to our non-employee directors. Each DSU represents the right to receive one share of common stock based on the closing price of the shares on the date of grant. Outstanding DSUs are credited with dividend-equivalent DSUs when dividends are paid on our common stock. Each annual grant vests after one year. DSUs are paid out in shares after the completion of a director’s tenure on the board plus a six-month waiting period. The director may elect to receive the distribution either in a single lump sum or in ten equal annual installments. As of April 30, 2026, there were approximately 272,000 outstanding DSUs, of which approximately 218,000 were vested.

The grant-date fair value of a DSU is the closing market price of the underlying stock on the grant date. The weighted average grant-date fair values for these awards granted during each of the last three years were as follows:

Year Ended April 30,	2024	2025	2026
Grant-date fair value	$71.23	$45.99	$30.91
Additional information. The pre-tax stock-based compensation expense and related deferred income tax benefits recognized during the last three years were as follows:

Year Ended April 30,	2024	2025	2026
Pre-tax compensation expense	$25	$28	$32
Deferred tax benefit	3	3	5
As of April 30, 2026, there was $24 of total unrecognized compensation cost related to non-vested stock-based awards. That cost is expected to be recognized over a weighted-average period of 1.8 years. Further information related to our stock-based awards for the last three years is as follows:

Year Ended April 30,	2024	2025	2026
Intrinsic value of SSARs exercised	$12	$—	$—
Fair value of shares vested	4	5	6
Tax benefit from exercise / vesting of awards	3	1	1

13. Income Taxes
We incur income taxes on the earnings of our U.S. and foreign operations. The following table, based on the locations of the taxable entities from which sales were derived (rather than the location of customers), presents the U.S. and foreign components of our income before income taxes:

Year Ended April 30,	2024	2025	2026
United States	$917	$826	$682
Foreign	381	255	203
	$1,298	$1,081	$885
The income shown above was determined according to GAAP. Because those standards sometimes differ from the tax rules used to calculate taxable income, there are differences between (a) the amount of taxable income and pre-tax financial income for a year and (b) the tax bases of assets or liabilities and their amounts as recorded in our financial statements. As a result, we recognize a current tax liability for the estimated income tax payable on the current tax return, deferred tax liabilities (tax on income that will be recognized on future tax returns), and deferred tax assets (tax from deductions that will be recognized on future tax returns) for the estimated effects of the differences mentioned above.
Total income tax expense for a year includes the tax associated with the current tax return (current tax expense) and the change in the net deferred tax asset or liability (deferred tax expense). Our total income tax expense for each of the last three years was as follows:

Year Ended April 30,	2024	2025	2026
Current:
U.S. federal	$150	$173	$125
Foreign	81	73	68
State and local	25	5	14
	256	251	207
Deferred:
U.S. federal	16	(45)	(16)
Foreign	(5)	19	(18)
State and local	7	(13)	(3)
	18	(39)	(37)
	$274	$212	$170

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the United States, which encompasses a broad range of tax reform provisions. The OBBBA did not have a material impact on our effective tax rate for 2026.
The OECD’s Pillar Two model rules, which establish a 15% global minimum tax, are now effective in jurisdictions with enacted legislation, but did not materially impact our 2026 financial results. While we continue to evaluate the updated model rules approved by the OECD Inclusive Framework in January 2026, we do not currently anticipate a material impact on our financial results or effective tax rate.
We adopted ASU 2023-09 on a prospective basis beginning with the year ended April 30, 2026. The following table reconciles the United States statutory tax amount and rate to our consolidated tax expense and effective tax rate for 2026.

	2026
Year Ended April 30,	Amount	Percentage
U.S. federal statutory rate	$186	21.0%
State taxes, net of U.S. federal tax benefit[1]	9	1.0%
Foreign tax effects:
Spain	(16)	(1.7)%
Other foreign jurisdictions	25	2.9%
Effects of cross-border tax laws:
Tax benefit from foreign-derived sales	(25)	(2.9)%
Subpart F income, net of credits	(4)	(0.5)%
Other cross border effects	(12)	(1.3)%
Tax credits	(6)	(0.7)%
Valuation allowances	9	1.0%
Nontaxable or nondeductible items	5	0.6%
Changes in unrecognized tax benefits	(2)	(0.3)%
Other, net	1	0.2%
Effective rate	$170	19.3%

1Tennessee comprised more than 50% of the state taxes, net of U.S. federal income tax benefit.

The reconciliation of the federal statutory tax rate in the United States to our effective tax rate for 2024 and 2025 in accordance with guidance prior to the adoption of ASU 2023-09 was as follows:

	Percent of Income Before Taxes
Year Ended April 30,	2024	2025
U.S. federal statutory rate	21.0%	21.0%
State taxes, net of U.S. federal tax benefit	1.3%	1.7%
Foreign tax effects	0.5%	1.5%
Tax benefit from foreign-derived sales	(1.7%)	(2.8%)
Business divestitures	(0.7%)	—%
Adjustments related to prior years	—%	(1.7%)
Excess tax benefits from stock-based awards	(0.1%)	—%
Tax rate changes	0.4%	—%
Valuation allowances	0.1%	1.4%
Other, net	0.4%	(1.5%)
Effective rate	21.2%	19.6%
Our income tax payments (net of refunds) during 2026, by jurisdiction, were as follows:

Year Ended April 30,	2026
U.S. federal[1]	$149
State	17
Foreign:
Mexico	26
Germany	11
Other foreign jurisdictions	29
Total	$232

1Includes $37 paid to a third party for a transferable tax credit.
Deferred tax assets and liabilities as of the end of each of the last two years were as follows:

April 30,	2025	2026
Deferred tax assets:
Postretirement and other benefits	$65	$63
Accrued liabilities and other	44	53
Inventories	42	54
Lease liabilities	27	29
Derivative instruments	2	2
Loss and credit carryforwards	57	64
Interest expense limitation carryforwards	23	21
Total deferred tax assets	260	286
Valuation allowance	(35)	(38)
Total deferred tax assets, net of valuation allowance	225	248
Deferred tax liabilities:
Intangible assets	(294)	(285)
Property, plant, and equipment	(96)	(100)
Right-of-use assets	(27)	(29)
Other	(2)	(6)
Total deferred tax liabilities	(419)	(420)
Net deferred tax liability	$(194)	$(172)

Details of the loss, credit, and interest expense limitation carryforwards and related valuation allowances as of the end of each of the last two years are as follows:

	2025			2026
April 30,	Gross Amount	Deferred Tax Asset	Valuation Allowance	Gross Amount	Deferred Tax Asset		Valuation Allowance
Loss and credit carryforwards:
U.S.	$68	$31	$(10)	$42	$38	[1]	$(22)
Foreign	135	26	(15)	128	26	[2]	(14)
	203	57	(25)	170	64		(36)
Interest expense limitation carryforwards:
Foreign	91	23	(10)	86	21	[3]	(2)
Total carryforwards	$294	$80	$(35)	$256	$85		$(38)

1As of April 30, 2026, the deferred tax asset amount includes credit carryforwards of $8 that do not expire and loss and credit carryforwards of $30 that expire in varying amounts from 2028 to 2051.
2As of April 30, 2026, the deferred tax asset includes loss carryforwards of $23 that do not expire and $3 that expire in varying amounts over the next 25 years.
3The interest expense limitation carryforwards do not expire.
As of April 30, 2026, we continue to maintain indefinite reinvestment assertions for most undistributed earnings of our foreign subsidiaries, and no deferred taxes have been provided on the earnings. For undistributed earnings not considered indefinitely reinvested, deferred tax liabilities have been provided for any applicable income taxes and withholding taxes payable in various countries, which are not significant. We have also asserted that other outside basis differences for our foreign subsidiaries, which primarily relate to differences between U.S. GAAP and tax basis that arose through purchase accounting, are reinvested indefinitely.
At April 30, 2026, we had $11 of gross unrecognized tax benefits, $8 of which would reduce our effective income tax rate if recognized. A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

	2024	2025	2026
Unrecognized tax benefits at beginning of year	$21	$14	$13
Additions for tax positions provided in prior periods	1	—	—
Additions for tax positions provided in current period	2	2	1
Decreases for tax positions provided in prior years	(3)	—	(2)
Settlements of tax positions in the current period	(3)	—	—
Lapse of statutes of limitations	(4)	(3)	(1)
Unrecognized tax benefits at end of year	$14	$13	$11
We file federal income tax returns in the United States and also file tax returns in various state, local and foreign jurisdictions. The major jurisdictions where we are subject to examination by tax authorities include the United States, Brazil, Mexico, and Türkiye. We have tax years open for examination from 2013 and forward. Various tax examinations are currently in progress in the United States, for both federal and states, and in certain foreign jurisdictions. In the United States, we are participating in the Internal Revenue Service’s Compliance Assurance Program for our fiscal 2026 tax year.
14. Gain on Business Divestitures
On November 1, 2023, we sold the Finlandia vodka business to Coca-Cola HBC AG for $196 in cash. As a result of the sale, we recognized a pre-tax gain of $92 during 2024.
On April 30, 2024, we sold the Sonoma-Cutrer wine business to Duckhorn in exchange for an ownership percentage of 21.4% in Duckhorn (refer to Note 5) and cash of $50. As a result of the sale, we recognized a pre-tax gain of $175 during 2024.
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
We had outstanding currency derivatives, related primarily to our euro, British pound, and Australian dollar exposures, with notional amounts for all hedged currencies totaling $463 and $586 at April 30, 2025 and 2026, respectively. The maximum term of outstanding derivative contracts was 24 months as of April 30, 2025 and 2026.
We also use foreign currency-denominated debt to help manage our foreign currency exchange risk. We designate a portion of those debt instruments as net investment hedges, which are intended to mitigate foreign currency exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that is also recorded in AOCI. The changes in value will be subsequently reclassified into earnings when the hedged net investment is either sold, liquidated, or substantially liquidated. The amount of foreign currency-denominated debt designated as net investment hedges was $531 and $538 as of April 30, 2025 and 2026, respectively.
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
During 2024, we reclassified $26 of gains on net investment hedges from AOCI to earnings in connection with the divestiture of Finlandia.
The following table presents the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings during each of the last three years:

Year Ended April 30,	Classification in Statement of Operations	2024	2025	2026
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$11	$(9)	$(13)
Net gain (loss) reclassified from AOCI into earnings	Sales	12	10	(13)
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$—	$2	$(5)
Net gain (loss) recognized in earnings	Other income (expense), net	8	(4)	6
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$3	$(32)	$(4)
Net gain (loss) reclassified from AOCI to earnings	Gain on business divestitures	26	—	—

Total amounts presented in the accompanying consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$5,328	$5,056	$5,082
Gain on business divestitures		267	—	—
Other income (expense), net		(17)	99	43

We expect to reclassify $11 of deferred net losses on cash flow hedges recorded in AOCI as of April 30, 2026, to earnings during 2027. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.
The following table presents the fair values of our derivative instruments as of April 30, 2025 and 2026:

	Balance Sheet Classification	Derivative Assets	Derivative Liabilities
April 30, 2025
Designated as cash flow hedges:
Currency derivatives	Accrued expenses	$2	$(11)
Currency derivatives	Other liabilities	—	(3)
Not designated as hedges:
Currency derivatives	Other current assets	2	—
April 30, 2026
Designated as cash flow hedges:
Currency derivatives	Accrued expenses	$2	$(15)
Currency derivatives	Other liabilities	1	(2)
Not designated as hedges:
Currency derivatives	Other current assets	1	—
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
Our derivative instruments are not subject to credit rating contingencies and no collateral is required or posted under these agreements. The aggregate fair value of all derivatives in a net liability position due to counterparties was $12 and $14 at April 30, 2025 and 2026, respectively. If we were required to settle the net liability position under these derivative instruments on April 30, 2026, we would have sufficient available liquidity on hand to satisfy this obligation.
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
The following table summarizes the gross and net amounts of our derivative contracts:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2025
Derivative assets	$4	$(2)	$2	$—	$2
Derivative liabilities	(14)	2	(12)	—	(12)
April 30, 2026
Derivative assets	$4	$(3)	$1	$—	$1
Derivative liabilities	(17)	3	(14)	—	(14)

16. Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	2025		2026
April 30,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$444	$444	$308	$308
Currency derivatives	2	2	1	1
Liabilities:
Currency derivatives	$12	$12	$14	$14
Contingent consideration	31	31	16	16
Short-term borrowings	312	312	68	68
Long-term debt (including current portion)	2,421	2,255	2,434	2,246
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
The contingent consideration liability reflects the estimated fair value of the contingent future cash payments of up to €90 to the sellers of the Gin Mare brand under an “earn-out” provision of the acquisition agreement (Gin Mare was acquired on November 3, 2022). Any contingent consideration earned by the sellers will become payable in cash upon exercise by the sellers of the right to receive the payment, which can occur no later than July 2027. The amount payable will depend on the achievement of net sales targets for Gin Mare for the latest fiscal year completed prior to the date of exercise by the sellers. The possible payments range from zero to €90.
We determine the fair value of our contingent consideration liability using a Monte Carlo simulation model, which requires the use of Level 3 inputs, such as net sales projections, discount rates, and volatility rates. Changes in any of these Level 3 inputs could result in material changes to the fair value of the contingent consideration and could materially impact the amount of non-cash expense (or income) recorded each reporting period.

The following table shows the changes in our contingent consideration liability:

Balance as of April 30, 2024	$69
Change in fair value[1]	(43)
Foreign currency translation adjustment	5
Balance as of April 30, 2025	31
Change in fair value[1]	(15)
Foreign currency translation adjustment	—
Balance as of April 30, 2026	$16
1Classified as “other expense (income), net” in the accompanying consolidated statement of operations.
The decrease in the fair value of our contingent consideration liability in 2025 and 2026 was primarily driven by lower net sales projections for Gin Mare due to the softening category outlook and challenging macroeconomic environment in many of the brand’s top markets.
We measure some assets and liabilities at fair value on a nonrecurring basis. That is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in some circumstances (for example, when we determine that an asset is impaired). During the fourth quarter of 2025, we recognized a non-cash impairment charge of $47 related to the Gin Mare brand name. Additionally, during the fourth quarter of 2026, as a result of our annual impairment analysis performed as of the first day of our fourth fiscal quarter, we recognized non-cash impairment charges of $45 for the Gin Mare brand name and $87 for the Diplomático brand name (refer to Note 4). The impairment charges were based on the estimated fair value of each brand name, which we determined using the relief-from-royalty method. The fair value measurements determined using this method are categorized as Level 3 within the valuation hierarchy.
During the first quarter of 2026, we recognized a supply contract intangible asset of $88, obtained as partial consideration for the sale of the Brown-Forman Cooperage facility and related assets on May 1, 2025 (refer to Notes 4 and 6). We used the discounted cash flow model to determine the fair value of the supply contract as of the transaction date. The fair value measurement determined using this model is categorized as Level 3 within the valuation hierarchy. No other material nonrecurring fair value measurements were required during the periods presented in these financial statements.
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

The following table shows information about our leases as of the end of the last two years:

	Balance Sheet Classification	April 30, 2025	April 30, 2026
Right-of-use assets	Other assets	$101	$106

Lease liabilities:
Current	Accounts payable and accrued expenses	$26	$31
Non-current	Other liabilities	78	78
Total		$104	$109

Weighted-average discount rate		4.5%	5.3%
Weighted-average remaining term		4.8 years	4.4 years
The following table shows information about the effects of leases during each of the last three years:

Year Ended April 30,	2024	2025	2026
Total lease cost[1]	$51	$45	$47
Cash paid for amounts included in the measurement of lease liabilities[2]	29	30	35
Right-of-use assets obtained in exchange for new lease liabilities	38	33	28
1Consists primarily of operating lease cost. Other components of lease cost were not material.
2Consists primarily of operating lease payments, which are classified within operating activities in the accompanying consolidated statements of cash flows. Other lease payments were not material.

The following table includes a maturity analysis of future (undiscounted) lease payments and a reconciliation of those payments to the lease liabilities recorded on our balance sheet as of April 30, 2026:

April 30, 2026
2027	$34
2028	28
2029	23
2030	18
2031	9
Thereafter	6
Total lease payments	118
Less: Present value discount	(9)
Lease liabilities	$109

18. Other Comprehensive Income
The following table presents the components of net other comprehensive income (loss) during each of the last three years:

	Pre-Tax	Tax	Net
Year Ended April 30, 2024
Currency translation adjustments:
Net gain (loss) on currency translation	$(16)	$(1)	$(17)
Reclassification to earnings[1]	4	6	10
Other comprehensive income (loss), net	(12)	5	(7)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	11	(2)	9
Reclassification to earnings[2]	(12)	3	(9)
Other comprehensive income (loss), net	(1)	1	—
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	22	(5)	17
Reclassification to earnings[3]	6	(2)	4
Other comprehensive income (loss), net	28	(7)	21

Total other comprehensive income (loss), net	$15	$(1)	$14

Year Ended April 30, 2025
Currency translation adjustments:
Net gain (loss) on currency translation	$9	$10	$19
Reclassification to earnings	—	—	—
Other comprehensive income (loss), net	9	10	19
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(9)	2	(7)
Reclassification to earnings[2]	(10)	2	(8)
Other comprehensive income (loss), net	(19)	4	(15)
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(8)	3	(5)
Reclassification to earnings[3]	2	—	2
Other comprehensive income (loss), net	(6)	3	(3)

Total other comprehensive income (loss), net	$(16)	$17	$1

Year Ended April 30, 2026
Currency translation adjustments:
Net gain (loss) on currency translation	$93	$(2)	$91
Reclassification to earnings	—	—	—
Other comprehensive income (loss), net	93	(2)	91
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	(13)	3	(10)
Reclassification to earnings[2]	13	(3)	10
Other comprehensive income (loss), net	—	—	—
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(1)	—	(1)
Reclassification to earnings[3]	29	(7)	22
Other comprehensive income (loss), net	28	(7)	21

Total other comprehensive income (loss), net	$121	$(9)	$112
1Pre-tax amount is classified in gain on business divestitures in the accompanying consolidated statements of operations.
2Pre-tax amount is classified as sales in the accompanying consolidated statements of operations.
3Pre-tax amount is classified as non-operating postretirement expense in the accompanying consolidated statements of operations.

19. Segment and Other Information
Our business constitutes a single operating segment, which derives its revenues predominantly from global sales of beverage alcohol consumer products.
Our Chief Executive Officer is our chief operating decision maker, who manages business operations, evaluates performance, and allocates resources based on segment metrics such as net sales, gross profit, operating income, and net income. Significant segment expenses include cost of sales, advertising expenses, and selling, general, and administrative expenses. Other segment items include (when applicable): restructuring and other charges; gain on business divestitures; other intangible assets impairment; other expense (income), net; non-operating postretirement expense; interest income; interest expense; equity method investment income and gain on sale; and income taxes. The amount of each of these segment measures is the same as the consolidated amount presented in the accompanying consolidated statements of operations.
The segment’s assets, expenditures for additions to long-lived assets, and depreciation and amortization are the same as the consolidated amounts presented in the accompanying consolidated balance sheets and consolidated statements of cash flows.
The following table presents consolidated net sales by country:

Year Ended April 30,	2024	2025	2026
United States	$1,889	$1,765	$1,649
Mexico	290	267	319
Germany	263	253	248
Australia	204	199	200
United Kingdom	185	174	164
Other[1]	1,347	1,317	1,348
Total net sales	$4,178	$3,975	$3,928

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
Our two largest customers accounted for 13% and 11% of consolidated net sales in both 2024 and 2025. Our largest customer accounted for 10% of consolidated net sales in 2026.
The net book value of property, plant, and equipment located outside the United States was $283 and $311 as of April 30, 2025 and 2026, respectively. Other long-lived assets located outside the United States are not significant.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (our principal executive and principal financial officers), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of the end of fiscal 2026. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the Company in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended April 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm. Management’s report on our internal control over financial reporting as of April 30, 2026, and our independent registered public accounting firm’s report on our internal control over financial reporting are set forth in “Item 8. Financial Statements and Supplementary Data.”
Item 9B. Other Information
(a) One-Time Transaction-Related Recognition Awards
On June 8, 2026, the Compensation Committee of the Board of Directors of the Company approved one-time, transaction-related cash recognition awards (the “Transaction-Related Recognitions”) for certain members of the Company’s executive leadership team, who assumed central roles in advancing a previously announced contemplated business transaction that was terminated in April 2026.
The Transaction-Related Recognitions approved for the Company’s Named Executive Officers were as follows: Lawson E. Whiting, $2,712,763; Leanne D. Cunningham, $829,150; James. W. Peters, $79,063; Timothy M. Nall, $644,000; and Jeremy J. Shepherd, $644,000.
(b) During the three months ended April 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information on our Executive Officers is included under the caption “Information about Our Executive Officers” in Part I of this report. For the other information required by this item, see the following sections of our definitive proxy statement for the Annual Meeting of Stockholders to be held on or about July 23, 2026 (“2026 Proxy Statement”), which information is incorporated into this report by reference: (a) “Proposal 1: Election of Directors” (for biographical information on directors and family relationships); (b) “Code of Conduct and Code of Ethics for Senior Financial Officers” (for information on our code of ethics); (c) “Selection of Directors” (for information on the procedures by which security holders may recommend nominees to the Company's Board of Directors); (d) “Board Committees” (for information on our Audit Committee); (e) “Insider Trading Policy: Hedging, Derivatives, and Short Sale Transactions Prohibited” (for information on our Insider Trading Policy); and (f) Delinquent Section 16(a) Reports.
Item 11. Executive Compensation
For the information required by this item, refer to the following sections of our 2026 Proxy Statement, which information is incorporated into this report by reference: (a) “Compensation Discussion and Analysis”; (b) “Compensation Tables”; (c) “Director Compensation”; (d) “Pay Ratio Disclosure”; (e) “Pay Versus Performance”; (f) “Compensation Committee Interlocks and Insider Participation”; and (g) “Compensation Committee Report”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table summarizes information as of April 30, 2026, about our equity compensation plans under which we have made grants of stock options, stock appreciation rights, restricted stock, market value units, performance units, or other equity awards.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights[1]	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by Class A common stockholders	2,125,236	$52.45	9,286,964
1Includes 318,291 Class B restricted stock units (RSUs); 1,413,553 Class B performance-based restricted stock units (PBRSUs); 121,017 Class A PBRSUs; 244,377 Class A common deferred stock units (DSUs); and 27,998 Class B common DSUs issued under the Brown-Forman 2004, 2013 Omnibus, and 2022 Omnibus Compensation Plans. SSARs are exercisable for an amount of our common stock with a value equal to the increase in the fair market value of the common stock from the date the SSARs were granted. The fair market value of our common stock at fiscal year-end has been used for the purposes of reporting the number of shares to be issued upon exercise of the 4,053,213 SSARs outstanding at fiscal year-end.
2RSUs, PBRSUs and DSUs have no exercise price because their value depends on continued employment or service over time, and are to be settled for shares of Class B common stock. Accordingly, these have been disregarded for purposes of computing the weighted-average exercise price.
For the other information required by this item, refer to the section entitled “Stock Ownership” of our 2026 Proxy Statement, which information is incorporated into this report by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
For the information required by this item, refer to the following sections of our 2026 Proxy Statement, which information is incorporated into this report by reference: (a) “Certain Relationships and Related Transactions”; and (b) “Our Independent Directors.”
Item 14. Principal Accountant Fees and Services
For the information required by this item, refer to the following sections of our 2026 Proxy Statement, which information is incorporated into this report by reference: (a) “Fees Paid to Independent Registered Public Accounting Firm”; and (b) “Audit Committee Pre-Approval Policies and Procedures.”

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
(a)(3) Exhibits:
The following documents are filed with this report:

Exhibit Index
10.1	Fiscal 2027 Form of Time-Based Restricted Stock Unit Award Agreement.*
10.2	Yiannis Pafilis Employment Agreement.*
21	Subsidiaries of Brown-Forman Corporation.
23	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101	The following materials from Brown-Forman Corporation's Annual Report on Form 10-K for the fiscal year ended April 30, 2026, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Consolidated Statements of Operations, (b) Consolidated Statements of Comprehensive Income, (c) Consolidated Balance Sheets, (d) Consolidated Statements of Cash Flows, (e) Consolidated Statements of Stockholders’ Equity, and (f) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).
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

4.7	Form of 1.200% Note due 2026, incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on July 8, 2016 (File No. 002-26821).
4.8	Form of 2.600% Note due 2028, incorporated into this report by reference to Exhibit 4.6 of Brown-Forman Corporation’s Form 8-K filed on July 8, 2016 (File No. 002-26821).
4.9	Form of 3.75% Note due 2043, incorporated into this report by reference to Exhibit 4.6 of Brown-Forman Corporation’s Form 8-K filed on December 12, 2012 (File No. 002-26821).
4.10	Form of 4.00% Note due 2038, incorporated into this report by reference to Exhibit 4.6 of Brown-Forman Corporation’s Form 8-K filed on March 26, 2018 (File No. 001-00123).
4.11	Form of 4.500% Notes due 2045, incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on June 29, 2015 (File No. 002-26821).
4.12	Form of 4.750% Note due 2033, incorporated into this report by reference to Exhibit 4.5 of Brown-Forman Corporation’s Form 8-K filed on March 23, 2023 (File No. 001-00123).
4.13
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

4.14
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

4.15
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

4.16
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

4.17
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
10.2
Brown-Forman Corporation Amended and Restated Non-Employee Director Deferred Stock Unit Program, incorporated into this report by reference to Exhibit 10.2 of Brown-Forman Corporation’s Form 8-K filed on July 26, 2013 (File No. 002-26821).*

10.3
Brown-Forman 2022 Omnibus Compensation Plan, incorporated into this report by reference to Appendix B of Brown-Forman Corporation’s definitive proxy statement, filed on June 24, 2022, in connection with its 2022 Annual Meeting of Stockholders (File No. 001-00123).*

10.4	Brown-Forman Corporation 2013 Omnibus Compensation Plan, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on July 26, 2013 (File No. 002-26821).*
10.5
Form of Employee Stock-Settled Stock Appreciation Right Award Agreement, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on August 1, 2016 (File No. 001-00123).*

10.6
Form of Performance-Based Restricted Stock Unit Award Agreement (Class A) for Fiscal 2021, 2022, and 2023 incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 10-Q for the quarter ended July 31, 2020, filed on September 2, 2020.

10.7
Form of Performance-Based Restricted Stock Unit Award Agreement (Class B) for Fiscal 2021, 2022 and 2023 incorporated into this report by reference to Exhibit 10.2 of Brown-Forman Corporation’s Form 10-Q for the quarter ended July 31, 2020, filed on September 2, 2020.

10.8
First Amendment to Brown-Forman Corporation Amended and Restated Non-Employee Director Deferred Stock Unit Program, incorporated into this report by reference to Exhibit 10.23 of Brown-Forman Corporation’s Form 10-K for the fiscal year ended April 30, 2022, filed on June 17, 2022 (File No. 001-00123).*

10.9
Fiscal 2024 Form of Performance-Based Restricted Stock Unit Award Agreement (Class A), incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 10-Q for the quarter ended July 31, 2023, filed on August 30, 2023.*

10.10
Fiscal 2024 Form of Performance-Based Restricted Stock Unit Award Agreement (Class B), incorporated into this report by reference to Exhibit 10.2 of Brown-Forman Corporation’s Form 10-Q for the quarter ended July 31, 2023, filed on August 30, 2023.*

10.11
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

10.13
Amendment No. 1 to Securities and Asset Purchase Agreement, dated as of January 4, 2023, by and among Brown-Forman Corporation, Destillers United Group S.L., and Destilerias Unidas Corp, incorporated into this report by reference to Exhibit 10.3 of Brown-Forman Corporation’s Form 8-K filed on January 5, 2023 (File No. 001-00123).

10.14
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

10.15
Fiscal 2025 Form of Performance-Based Restricted Stock Unit Award Agreement, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 10-Q for the quarter ended July 31, 2024, filed on August 29, 2024 (File No. 001-00123). *

10.16
Fiscal 2025 Form of Employee Stock-Settled Stock Appreciation Right Award Agreement, incorporated into this report by reference to Exhibit 10.2 of Brown-Forman Corporation’s Form 10-Q for the quarter ended July 31, 2024, filed on August 29, 2024 (File No. 001-00123). *

10.17
Brown-Forman Corporation Executive Change in Control Severance Plan, effective as of October 31, 2025, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 8-K filed on October 31, 2025 (File No. 001-00123). *

10.18
Fiscal 2026 Form of Performance-Based Restricted Stock Unit Award Agreement, incorporated into this report by reference to Exhibit 10.1 of Brown-Forman Corporation’s Form 10-Q for the quarter ended July 31, 2025, filed on August 28, 2025 (File No. 001-00123). *

10.19
Fiscal 2026 Form of Employee Stock-Settled Stock Appreciation Right Award Agreement, incorporated into this report by reference to Exhibit 10.2 of Brown-Forman Corporation’s Form 10-Q for the quarter ended July 31, 2025, filed on August 28, 2025 (File No. 001-00123). *

10.20
Brown-Forman Corporation 2025 Amended and Restated Supplemental Executive Retirement Plan, incorporated into this report by reference to Exhibit 10.3 of Brown-Forman Corporation’s Form 10-Q for the quarter ended July 31, 2025, filed on August 28, 2025 (File No. 001-00123). *

10.21
Brown-Forman Corporation Amended and Restated Non-Employee Director Deferred Stock Unit Program, incorporated into this report by reference to Exhibit 10.4 of Brown-Forman Corporation’s Form 10-Q for the quarter ended July 31, 2025, filed on August 28, 2025 (File No. 001-00123). *

Exhibit Index
19
Brown-Forman Corporation Insider Trading Policy, incorporated into this report by reference to Exhibit 19 of Brown-Forman Corporation’s Form 10-K for the fiscal year ended April 30, 2024, filed on June 14, 2024 (File No. 001-00123).

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
President and Chief Executive Officer
Date: June 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 12, 2026, as indicated.

Signature	Title
/s/ Marshall B. Farrer	Director, Chair of the Board
Marshall B. Farrer

/s/ Lawson E. Whiting	Director, President and Chief Executive Officer of the Company
Lawson E. Whiting	(Principal Executive Officer)

/s/ Elizabeth M. Brown	Director
Elizabeth M. Brown

/s/ Mark A. Clouse	Director
Mark A. Clouse

/s/ Campbell P. Brown	Director
Campbell P. Brown

/s/ W. Austin Musselman, Jr.	Director
W. Austin Musselman, Jr.

/s/ Michael J. Roney	Director
Michael J. Roney

/s/ Jan E. Singer	Director
Jan E. Singer

/s/ Tracy L. Skeans	Director
Tracy L. Skeans

Signature	Title
/s/ Elizabeth A. Smith	Director
Elizabeth A. Smith

/s/ Michael A. Todman	Director
Michael A. Todman

/s/ James W. Peters	Executive Vice President and Chief Financial Officer
James W. Peters	(Principal Financial Officer)

/s/ Angela S. Enyard	Senior Vice President, Chief Accounting Officer and Treasurer
Angela S. Enyard	(Principal Accounting Officer)

Brown-Forman Corporation and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
For the Years Ended April 30, 2024, 2025, and 2026
(Expressed in millions)

Col. A	Col. B	Col. C(1)	Col. C(2)	Col. D		Col. E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Period
2024
Allowance for doubtful accounts	$7	$1	$—	$—		$8
Deferred tax valuation allowance	$14	$2	$2	$2		$16
2025
Allowance for doubtful accounts	$8	$2	$—	$3	(1)	$7
Deferred tax valuation allowance	$16	$7	$14	$2		$35
2026
Allowance for doubtful accounts	$7	$1	$—	$2	(1)	$6
Deferred tax valuation allowance	$35	$5	$9	$11		$38

(1)Doubtful accounts written off, net of recoveries.