Form 10-Q
period 2026-07-31
BROWN FORMAN CORP
filed 2026-09-02
CIK 14693

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File No. 001-00123

Brown-Forman Corporation
(Exact name of Registrant as specified in its Charter)

Delaware		61-0143150
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

850 Dixie Highway
Louisville,	Kentucky	40210
(Address of principal executive offices)		(Zip Code)
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
Yes  ☐   No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 31, 2026

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

Important Information on Forward-Looking Statements:
This report contains statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. Words such as “aim,” “ambition,” “anticipate,” “aspire,” “believe,” “can,” “continue,” “could,” “envision,” “estimate,” “expect,” “expectation,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “pursue,” “see,” “seek,” “should,” “will,” “would,” and similar words indicate forward-looking statements, which speak only as of the date we make them. Except as required by law, we do not intend to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from those expressed in or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to:

•Our substantial dependence upon the continued growth of the Jack Daniel’s family of brands
•Substantial competition from new entrants, consolidations by competitors and retailers, and other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets or distribution networks
•Disruption of our distribution network or inventory fluctuations in our products by distributors, wholesalers, or retailers
•Risks from changes to the trade policies, tariffs, and import and export regulations of the United States or foreign governments and the effectiveness of our actions to mitigate the negative impact on our margins, sales, and/or distributors
•Changes in consumer preferences, consumption, or purchase patterns – particularly away from larger producers in favor of small distilleries or local producers, or away from brown spirits, our premium products, or spirits generally, and our ability to anticipate or react to them; further legalization of marijuana; bar, restaurant, travel, or other on-premise declines; shifts in demographic or health and wellness trends; or unfavorable consumer reaction to new products, line extensions, package changes, product reformulations, or other product innovation
•Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher fixed costs
•Production facility, aging warehouse, or supply chain disruption
•Imprecision in supply/demand forecasting
•Higher costs, lower quality, or unavailability of energy, water, raw materials, product ingredients, or labor
•Risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value
•Unfavorable global or regional economic conditions and related economic slowdowns or recessions, low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations
•Negative publicity related to our company, products, brands, marketing, executive leadership, employees, Board of Directors, family stockholders, operations, business performance, or prospects, as such risks may be increased due to social media
•Product recalls or other product liability claims, product tampering, contamination, or quality issues
•Failure to attract or retain key executive or employee talent
•Impact of health epidemics and pandemics, and the risk of the resulting negative economic impacts and related governmental actions
•Risks associated with being a U.S.-based company with a global business, including commercial, political, and financial risks; local labor policies and conditions; compliance with local trade practices and other regulations; terrorism, kidnapping, extortion, or other types of violence; and health pandemics
•Failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations
•Fluctuations in foreign currency exchange rates, particularly due to a stronger U.S. dollar
•A downgrade or potential downgrade of our credit ratings
•Changes in laws, regulatory measures, or governmental policies, especially those affecting production, importation, marketing, labeling, pricing, distribution, sale, or consumption of our beverage alcohol products
•Tax rate changes (including excise, corporate, sales or value-added taxes, property taxes, payroll taxes, import and export duties, and tariffs) or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur
•Decline in the social acceptability of beverage alcohol in significant markets
•Significant additional labeling or warning requirements or limitations on availability of our beverage alcohol products
•Counterfeiting and inadequate protection of our intellectual property rights
•Significant legal disputes and proceedings, or government investigations
•Cyberbreach or failure or corruption of our key information technology systems or those of our suppliers, customers, or direct and indirect business partners, or failure to comply with personal data protection laws
•Our status as a family “controlled company” under New York Stock Exchange rules, and our dual-class share structure

For further information on these and other risks, please see the risks and uncertainties described in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended April 30, 2026, and those described from time to time in our reports on Form 10-Q filed with the SEC.
Definitions
The following definitions include aggregations, other metrics, and terms and abbreviations used throughout this Form 10-Q. For definitions of non-GAAP financial measures, see "Non-GAAP Financial Measures” in MD&A. In this Form 10-Q, “we,” “us,” “our,” “Brown-Forman,” and the “Company” refer to Brown-Forman Corporation and its consolidated subsidiaries, collectively.

Term	Definition
Geographic Aggregations	Aggregated markets as defined by the International Monetary Fund (IMF)
Developed International
Markets that are “advanced economies” as defined by the IMF, excluding the United States. Our top developed international markets for the fiscal year ended April 30, 2026 were Germany, Australia, the United Kingdom, France, and Spain. This aggregation represents our net sales of branded products to these markets.

Spain	Includes Spain and certain other surrounding territories.
Emerging
Markets that are “emerging and developing economies” as defined by the IMF. Our top emerging markets for the fiscal year ended April 30, 2026 were Mexico, Poland, Brazil, and Türkiye. This aggregation represents our net sales of branded products to these markets.

Brazil	Includes Brazil, Paraguay, Uruguay, and certain other surrounding territories.
Travel Retail	Represents our net sales of branded products to global duty-free customers, other travel retail customers, and the U.S. military, regardless of customer location.
Non-branded and bulk	Includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey, regardless of customer location.
Brand Aggregations	Aggregated brands by product category
Whiskey	Includes all whiskey spirits and whiskey-based flavored liqueurs. The brands included in this category are the Jack Daniel’s family of brands (excluding the “Ready-to-Drink” products defined below), the Woodford Reserve family of brands (Woodford Reserve), the Old Forester family of brands (Old Forester), The Glendronach, Benriach, Glenglassaugh, and Slane Irish Whiskey.
American whiskey	Includes the Jack Daniel’s family of brands (excluding the “Ready-to-Drink” products defined below), Woodford Reserve, and Old Forester.
Super-premium American whiskey	Includes Woodford Reserve, Gentleman Jack, and other super-premium Jack Daniel’s expressions.
Ready-to-Drink	Includes the Jack Daniel’s ready-to-drink (RTD) and ready-to-pour (RTP) products, New Mix, and other RTD/RTP products.
Jack Daniel’s RTD/RTP (JD RTD/RTP)
Includes all RTD line extensions of Jack Daniel’s, such as Jack Daniel’s & Coca-Cola RTD, Jack Daniel’s & Cola, Jack Daniel’s Double Jack, Jack Daniel’s Country Cocktails (JDCC), and other malt- and spirit-based Jack Daniel’s RTDs, along with Jack Daniel’s Winter Jack RTP.

Jack Daniel’s & Coca-Cola RTD	Includes all Jack Daniel’s & Coca-Cola RTD products and Jack Daniel’s bulk whiskey shipments for the production of these products.
Tequila	Includes el Jimador, the Herradura family of brands (Herradura), and other tequilas.
Rest of Portfolio
Includes Diplomático, Gin Mare, Chambord, other agency brands (brands we do not own, but sell in certain markets), Korbel California Champagnes and Korbel Brandy (the Korbel relationship ended on June 30, 2025), and Fords Gin.

Non-branded and bulk	Includes net sales of used barrels, contract bottling services, and non-branded bulk whiskey.

Term	Definition
Jack Daniel’s family of brands
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

Other Metrics
Shipments
We generally record revenues when we ship or deliver our products to our customers. In this report, unless otherwise specified, we refer to shipments when discussing volume. Volume is measured on a nine-liter equivalent unit basis (9-Liter cases).

Depletions
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

Consumer takeaway
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

Estimated net change in distributor inventories
We generally recognize revenue when our products are shipped or delivered to customers. In the United States and certain other markets, our customers are distributors that sell downstream to retailers and consumers. We believe that our distributors’ downstream sales more closely reflect actual consumer demand than do our shipments to distributors. Our shipments increase distributors’ inventories, while distributors’ depletions (as described above) reduce their inventories. Therefore, it is possible that our shipments do not coincide with distributors’ downstream depletions and merely reflect changes in distributors’ inventories. Because changes in distributors’ inventories could affect our trends, we believe it is useful for investors to understand those changes in the context of our operating results.
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

Terms and Abbreviations
2026 Form 10-K	Annual Report on Form 10-K for the fiscal year ended April 30, 2026
A&D	Acquisitions and divestitures of certain brands, including agency brands, and other assets
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
CEO	Chief Executive Officer
CFO	Chief Financial Officer

Term	Definition
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
ISDA	International Swaps and Derivatives Association
Korbel relationship	During the first quarter of fiscal 2026, we ended our sales, marketing, and distribution relationship with Korbel Champagne Cellars, effective June 30, 2025.
LIFO	Last-in, first-out
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2. of this Form 10-Q
OECD	Organization for Economic Cooperation and Development
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

SG&A	Selling, general, and administrative

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended
	July 31,
	2025	2026
Sales	$1,191	$1,181
Excise taxes	267	270
Net sales	924	911
Cost of sales	372	362
Gross profit	552	549
Advertising expenses	120	114
Selling, general, and administrative expenses	177	185
Restructuring and other charges	12	—
Other expense (income), net	(17)	(2)
Operating income	260	252
Non-operating postretirement expense	19	1
Interest income	(4)	(3)
Interest expense	25	25
Income before income taxes	220	229
Income taxes	50	53
Net income	$170	$176
Earnings per share:
Basic	$0.36	$0.38
Diluted	$0.36	$0.38

See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2025	2026
Net income	$170	$176
Other comprehensive income (loss), net of tax:
Currency translation adjustments	25	(23)
Cash flow hedge adjustments	2	6
Postretirement benefits adjustments	9	1
Net other comprehensive income (loss)	36	(16)
Comprehensive income	$206	$160
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	April 30, 2026	July 31, 2026
Assets
Cash and cash equivalents	$308	$301
Accounts receivable, less allowance for doubtful accounts of $6 at April 30 and $8 at July 31	832	822
Inventories:
Barreled whiskey	1,562	1,539
Finished goods	482	516
Work in process	414	424
Raw materials and supplies	85	95
Total inventories	2,543	2,574
Other current assets	308	261
Total current assets	3,991	3,958
Property, plant and equipment, net	1,116	1,100
Goodwill	1,522	1,513
Other intangible assets	943	936
Deferred tax assets	35	35
Other assets	287	283
Total assets	$7,894	$7,825
Liabilities
Accounts payable and accrued expenses	$795	$700
Dividends payable	—	106
Accrued income taxes	18	49
Short-term borrowings	68	358
Current portion of long-term debt	351	—
Total current liabilities	1,232	1,213
Long-term debt	2,083	2,083
Deferred tax liabilities	207	200
Accrued pension and other postretirement benefits	172	171
Other liabilities	180	189
Total liabilities	3,874	3,856
Commitments and contingencies
Stockholders’ Equity
Common stock:
Class A, voting, $0.15 par value (170,000,000 shares authorized; 170,000,000 shares issued)	25	25
Class B, nonvoting, $0.15 par value (400,000,000 shares authorized; 314,532,000 shares issued)	47	47
Additional paid-in capital	62	57
Retained earnings	4,998	4,962
Accumulated other comprehensive income (loss), net of tax	(108)	(124)
Treasury stock, at cost (25,828,000 and 25,668,000 shares at April 30 and July 31, respectively)	(1,004)	(998)
Total stockholders’ equity	4,020	3,969
Total liabilities and stockholders’ equity	$7,894	$7,825
 See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	July 31,
	2025	2026
Cash flows from operating activities:
Net income	$170	$176
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	22	23
Stock-based compensation expense	4	4
Deferred income tax benefit	(8)	(9)
Change in fair value of contingent consideration	—	4
Other, net	3	3
Changes in assets and liabilities:
Accounts receivable	(13)	7
Inventories	(61)	(39)
Other current assets	15	42
Accounts payable and accrued expenses	(46)	(82)
Accrued income taxes	51	31
Other operating assets and liabilities	23	13
Cash provided by operating activities	160	173
Cash flows from investing activities:
Additions to property, plant, and equipment	(31)	(12)
Proceeds from sale of cooperage assets	33	—
Other, net	—	(1)
Cash provided by (used for) investing activities	2	(13)
Cash flows from financing activities:
Net change in short term borrowings	(30)	289
Repayment of long-term debt	—	(343)
Payments of withholding taxes related to stock-based awards	(1)	(3)
Dividends paid	(107)	(106)
Other, net	—	(1)
Cash used for financing activities	(138)	(164)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3	(3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	27	(7)
Cash, cash equivalents, and restricted cash at beginning of period	463	327
Cash, cash equivalents, and restricted cash at end of period	490	320
Less: Restricted cash (included in other current assets) at end of period	(19)	(19)
Cash and cash equivalents at end of period	$471	$301
Supplemental information:
Non-cash additions to property, plant and equipment	$2	$4
Right-of-use assets obtained in exchange for new lease obligations	$14	$5
See notes to the condensed consolidated financial statements.

BROWN-FORMAN CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Condensed Consolidated Financial Statements
We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. In accordance with those rules and regulations, we condensed or omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP. In our opinion, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments (unless otherwise indicated), necessary for a fair statement of our financial results for the periods presented in these financial statements. The results for interim periods are not necessarily indicative of future or annual results.

We suggest that you read these condensed financial statements together with the financial statements and footnotes included in our 2026 Form 10-K. We prepared the accompanying financial statements on a basis that is substantially consistent with the accounting principles applied in our 2026 Form 10-K.

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

The following table presents information concerning basic and diluted earnings per share:

	Three Months Ended
	July 31,
(Dollars in millions, except per share amounts)	2025	2026
Net income available to common stockholders	$170	$176
Share data (in thousands):
Basic average common shares outstanding	472,724	458,824
Dilutive effect of stock-based awards	239	694
Diluted average common shares outstanding	472,963	459,518

Basic earnings per share	$0.36	$0.38
Diluted earnings per share	$0.36	$0.38

We excluded common stock-based awards for approximately 4,108,000 shares and 4,308,000 shares from the calculation of diluted earnings per share for the three months ended July 31, 2025 and 2026, respectively. We excluded those awards because they were not dilutive for those periods under the treasury stock method.

3.    Inventories
We value some of our consolidated inventories, including most of our U.S. inventories, at the lower of cost, using the LIFO method, or net realizable value. If the LIFO method had not been used, inventories at current cost would have been $702 million higher than reported as of April 30, 2026, and $727 million higher than reported as of July 31, 2026. Changes in the LIFO valuation reserve for interim periods are based on an allocation of the projected change for the entire fiscal year, recognized proportionately over the remainder of the fiscal year.

4.    Goodwill and Other Intangible Assets
The following table shows the changes in goodwill (which includes no accumulated impairment losses) during the three months ended July 31, 2026:

(Dollars in millions)	Goodwill
Balance at April 30, 2026	$1,522
Foreign currency translation adjustment	(9)
Balance at July 31, 2026	$1,513

The following table presents details of our other intangible assets as of April 30, 2026 and July 31, 2026, respectively:

	April 30, 2026			July 31, 2026
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Supply contract	$88	$(11)	$77	$88	$(11)	$77
Indefinite-lived intangible assets:
Trademarks and brand names	866		866	859		859
Total other intangible assets	$954		$943	$947		$936

Definite-lived intangible assets. The definite-lived supply contract intangible asset relates to a barrel supply agreement that we obtained as partial consideration for the sale of the Brown-Forman Cooperage facility and related assets on May 1, 2025 (refer to Note 5). Amortization related to the supply contract used in the purchase of barrels will be capitalized into inventories. The supply contract will be amortized based on the actual realization of the benefit over the term of the contract. We expect to realize the benefit over seven years. There were no amounts of amortization capitalized into inventories during the three months ended July 31, 2025 and 2026.

Indefinite-lived intangible assets. The decrease in the indefinite-lived intangible assets from April 30, 2026 to July 31, 2026, was primarily driven by the impact of foreign exchange rates.

5.    Restructuring and Other Charges
On January 13, 2025, our Board of Directors approved the restructuring initiative. The actions associated with the restructuring initiative were implemented in fiscal 2025 and substantially completed during fiscal 2026. We have now completed these actions and do not expect to incur any additional restructuring charges related to the restructuring initiative.

We incurred aggregate restructuring and other charges of $67 million in connection with these actions, consisting of $31 million in severance and other employee-related costs, $34 million in other restructuring charges primarily related to the Brown-Forman Cooperage facility closure and consulting services associated with the restructuring actions, and $2 million in other charges for cooperage asset impairments. In fiscal 2025, we also recorded $12 million in other charges associated with a special, one-time early retirement benefit and $3 million in charges to adjust the carrying amount of certain Brown-Forman Cooperage inventory to the amount we expected to realize upon disposal (included in cost of sales in our consolidated statement of operations). As of July 31, 2026, $56 million of the restructuring charges to be settled in cash have been paid.

The following table summarizes the restructuring and other charges recognized during the three months ended July 31, 2025 and 2026, respectively.

	Three Months Ended
	July 31,
(Dollars in millions)	2025	2026
Restructuring charges:
Severance and other employee-related costs	$1	$—
Other restructuring charges[1]	11	—
Total restructuring and other charges	$12	$—

1Primarily represents one-time costs related to the Brown-Forman Cooperage facility closure.

There was no significant activity in our accrued restructuring costs relating to costs paid during the three months ended July 31, 2026. As of July 31, 2026, our accrued restructuring costs consisted of $1 million of severance and other employee-related costs and $8 million of other restructuring charges.

Additionally, on May 1, 2025, we completed the sale of the Brown-Forman Cooperage facility and related assets for $33 million in cash and $88 million in non-cash consideration related to a supply contract with the counterparty (refer to Note 4). The carrying amount of the assets included in the sale was $121 million, consisting of $33 million in property, plant, and equipment, net, and $88 million in inventories. As a result of the sale, we recognized an immaterial pre-tax gain during the first quarter of fiscal 2026.

6.    Contingencies
We operate in a litigious environment, and we are sued in the normal course of business. Sometimes plaintiffs seek substantial damages. Significant judgment is required in predicting the outcome of these suits and claims, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of July 31, 2026.

7.    Debt
Our long-term debt (net of unamortized discount and issuance costs) consisted of:

(Principal and carrying amounts in millions)	April 30, 2026	July 31, 2026
1.20% senior notes, €300 principal amount, due July 7, 2026	$351	$—
2.60% senior notes, £300 principal amount, due July 7, 2028	404	403
4.75% senior notes, $650 principal amount, due April 15, 2033	645	645
4.00% senior notes, $300 principal amount, due April 15, 2038	296	296
3.75% senior notes, $250 principal amount, due January 15, 2043	248	248
4.50% senior notes, $500 principal amount, due July 15, 2045	490	491
Total long-term debt (including current portion)	2,434	2,083
Less: current portion	351	—
Total long-term debt	$2,083	$2,083

We repaid the €300 million principal amount of the 1.20% senior notes on their maturity date of July 7, 2026.
Our short-term borrowings consisted of borrowings under our commercial paper program, as follows:

(Dollars in millions)	April 30, 2026	July 31, 2026
Commercial paper (par amount)	$68	$359
Average interest rate	3.96%	4.03%
Average remaining days to maturity	7	37
8.    Stockholders’ Equity
The following table shows the changes in stockholders’ equity during the three months ended July 31, 2025:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2025	$25	$47	$36	$4,710	$(220)	$(605)	$3,993
Net income				170			170
Net other comprehensive income (loss)					36		36
Declaration of cash dividends				(214)			(214)
Stock-based compensation expense			4				4
Stock issued under compensation plans						5	5
Loss on issuance of treasury stock issued under compensation plans			(6)				(6)
Balance at July 31, 2025	$25	$47	$34	$4,666	$(184)	$(600)	$3,988

The following table shows the changes in stockholders’ equity during the three months ended July 31, 2026:

(Dollars in millions)	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total
Balance at April 30, 2026	$25	$47	$62	$4,998	$(108)	$(1,004)	$4,020
Net income				176			176
Net other comprehensive income (loss)					(16)		(16)
Declaration of cash dividends				(212)			(212)
Stock-based compensation expense			4				4
Stock issued under compensation plans						6	6
Loss on issuance of treasury stock issued under compensation plans			(9)				(9)
Balance at July 31, 2026	$25	$47	$57	$4,962	$(124)	$(998)	$3,969

The following table shows the change in each component of AOCI, net of tax, during the three months ended July 31, 2026:

(Dollars in millions)	Currency Translation Adjustments	Cash Flow Hedge Adjustments	Postretirement Benefits Adjustments	Total AOCI
Balance at April 30, 2026	$(1)	$(5)	$(102)	$(108)
Net other comprehensive income (loss)	(23)	6	1	(16)
Balance at July 31, 2026	$(24)	$1	$(101)	$(124)

The following table shows the cash dividends declared per share on our Class A and Class B common stock during the three months ended July 31, 2026:

Declaration Date	Record Date	Payable Date	Amount per Share
May 28, 2026	June 10, 2026	July 1, 2026	$0.2310
July 23, 2026	September 3, 2026	October 1, 2026	$0.2310

9.    Net Sales
The following table shows our net sales by geography1:

	Three Months Ended
	July 31,
(Dollars in millions)	2025	2026
United States	$385	$374
Emerging	224	247
Developed International	257	240
Travel Retail	44	44
Non-branded and bulk	14	6
Total	$924	$911
The following table shows our net sales by product category1:

	Three Months Ended
	July 31,
(Dollars in millions)	2025	2026
Whiskey	$659	$658
Ready-to-Drink	128	154
Tequila	62	54
Rest of portfolio	61	39
Non-branded and bulk	14	6
Total	$924	$911

1See “Definitions” for definitions of geographic and brand aggregations for items presented here.
10.    Pension and Other Postretirement Benefits
The following table shows the components of the net cost recognized for our U.S. pension plans. Similar information for our other defined benefit plans is not presented due to immateriality.

	Three Months Ended
	July 31,
(Dollars in millions)	2025	2026
Service cost	$3	$3
Interest cost	8	8
Expected return on plan assets	(9)	(8)
Amortization of net actuarial loss	1	1
Settlement charge	19	—
Net cost	$22	$4
During the three months ended July 31, 2025, we recognized pension settlement charges of $19 million, triggered by fiscal year-to-date lump-sum payments under certain pension plans surpassing total annual service and interest cost for those plans.

11.    Income Taxes
Our consolidated interim effective tax rate is based on our expected annual operating income, statutory tax rates, and income tax laws in the various jurisdictions where we operate. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the fiscal quarter in which the related event or a change in judgment occurs. The effective tax rate on ordinary income for the full fiscal year is expected to be 22.2%, which is greater than the U.S. federal statutory rate of 21.0% due to the tax effects of foreign operations and state taxes, offset by the beneficial impact of the foreign-derived deduction eligible income and tax credits.

The effective tax rate of 23.0% for the three months ended July 31, 2026, was higher than the expected tax rate of 22.2% on ordinary income for the full fiscal year ending April 30, 2027, primarily due to the impact of prior fiscal year true-ups in the current period. The effective tax rate of 23.0% for the three months ended July 31, 2026, was higher than the effective tax rate of 22.5% for the same period last year. The increase in our effective tax rate was driven primarily by the increased tax impact of foreign operations and higher state taxes, partially offset by the favorable year-over-year impact of prior fiscal year true-ups.

The OECD 15% global minimum tax under the Pillar Two Model Rules, which is now effective in countries with enacted legislation, did not materially impact our financial results in the three months ended July 31, 2026. We will continue to evaluate the impact in future periods as previously-enacting countries issue related guidance and additional countries consider adoption of the global minimum tax rules. On January 5, 2026, the OECD Inclusive Framework members approved changes to the model rules for the global minimum tax. We are monitoring the implementation of these rules into local laws; however, no material impact to the financial statements is expected for the fiscal year ending April 30, 2027.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States, which encompasses a broad range of tax reform provisions. We do not expect this to have a material impact on our estimated annual effective tax rate for the fiscal year ending April 30, 2027.

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

Cash flow hedges. We use currency derivative contracts, primarily forward contracts, to limit our exposure to the foreign currency exchange rate risk that we cannot mitigate internally by using netting strategies. We designate most of these contracts as cash flow hedges of forecasted transactions (expected to occur within three years). We record all changes in the fair value of cash flow hedges in AOCI until the underlying hedged transaction occurs, at which time we reclassify that amount to earnings. These currency derivatives related primarily to the euro, British pound, and Australian dollar and had a maximum term of 24 months at both April 30, 2026 and July 31, 2026.

At inception, we expect each currency derivative designated as a hedge to be highly effective in offsetting the financial exposure it is designed to mitigate. We assess the effectiveness of our hedges continually. If we determine that any currency derivative designated as a hedge is no longer highly effective, we discontinue hedge accounting for that derivative.

Net investment hedges. We also use foreign currency-denominated debt instruments and cross-currency swaps (entered into in the first quarter of fiscal 2027) to help manage our foreign currency exchange rate risk. We designate a portion of the debt instruments and cross-currency swaps as net investment hedges, which are intended to mitigate foreign currency exposure related to non-U.S. dollar net investments in certain foreign subsidiaries. Any change in value of the designated portion of the hedging instruments is recorded in AOCI, offsetting the foreign currency translation adjustment of the related net investments that are also recorded in AOCI. The changes in value will be subsequently reclassified into earnings when the hedged net investment is either sold, liquidated, or substantially liquidated. We assess the effectiveness of our cross-currency swaps using the spot method. Under this method, the periodic interest settlements are recorded directly in earnings through interest expense, net. Accordingly, we recorded a negligible amount of interest income for the three months ended July 31, 2026.

Undesignated hedges. Some of our currency derivatives, including a portion of our cross-currency swaps and forward contracts, are not designated as hedges because we use them to partially offset the immediate earnings impact of changes in foreign currency exchange rates on existing assets or liabilities. We immediately recognize the change in fair value of these contracts in earnings. The forward contracts had a maximum term of two months at both April 30, 2026 and July 31, 2026.

The following table presents the contractual amounts of our outstanding instruments:

(Dollars in millions)	Designation	April 30, 2026	July 31, 2026
Currency derivatives	Cash flow hedges	$517	$520
Foreign currency-denominated debt[1]	Net investment hedges	538	403
Currency derivatives[2]	Net investment hedges	—	131
Currency derivatives	Undesignated	69	291

1At April 30, 2026, includes £299 million, or approximately $404 million, of outstanding British pound-denominated debt and €115 million, or approximately $134 million, of outstanding euro-denominated debt designated as a net investment hedge. The euro-denominated debt matured in the first quarter of fiscal 2027 (refer to Note 7). At July 31, 2026, includes £299 million, or approximately $403 million, of outstanding British pound-denominated debt designated as a net investment hedge. This debt matures in fiscal 2029.
2At July 31, 2026, we had outstanding cross-currency swaps with a total notional value of €300 million, or approximately $341 million, of which $131 million is designated as a hedge of a portion of our net investment in certain European operations. These derivative contracts mature in fiscal 2033.

The following table presents the pre-tax impact that changes in the fair value of our derivative instruments and non-derivative hedging instruments had on AOCI and earnings:

		Three Months Ended
		July 31,
(Dollars in millions)	Classification	2025	2026
Derivative Instruments
Currency derivatives designated as cash flow hedges:
Net gain (loss) recognized in AOCI	n/a	$—	$4
Net gain (loss) reclassified from AOCI into earnings	Sales	(3)	(4)
Currency derivatives designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$—	$(2)
Currency derivatives not designated as hedging instruments:
Net gain (loss) recognized in earnings	Sales	$—	$1
Net gain (loss) recognized in earnings	Other income (expense), net	2	(4)
Non-Derivative Hedging Instruments
Foreign currency-denominated debt designated as net investment hedge:
Net gain (loss) recognized in AOCI	n/a	$5	$4

Total amounts presented in the accompanying condensed consolidated statements of operations for line items affected by the net gains (losses) shown above:
Sales		$1,191	$1,181
Other income (expense), net		17	2

We expect to reclassify $4 million of deferred net losses on cash flow hedges recorded in AOCI as of July 31, 2026, to earnings during the next 12 months. This reclassification would offset the anticipated earnings impact of the underlying hedged exposures. The actual amounts that we ultimately reclassify to earnings will depend on the exchange rates in effect when the underlying hedged transactions occur.

The following table presents the fair values of our derivative instruments:

		April 30, 2026		July 31, 2026
(Dollars in millions)	Classification	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Designated as cash flow hedges:
Currency derivatives	Accrued expenses	$2	$(15)	$4	$(11)
Currency derivatives	Other liabilities	1	(2)	1	(1)
Designated as net investment hedge:
Currency derivatives	Other liabilities	—	—	—	(2)
Not designated as hedges:
Currency derivatives	Other current assets	1	—	—	—
Currency derivatives	Other liabilities	—	—	—	(4)

The fair values reflected in the above table are presented on a gross basis. However, as discussed further below, the fair values of those instruments subject to net settlement agreements are presented on a net basis in our balance sheets.

Cash flows from the settlement of our derivatives, including both undesignated hedges and those designated in hedge accounting relationships, appear on our statements of cash flows in the same categories as the cash flows from the hedged items.

Credit risk. We are exposed to credit-related losses if the counterparties to our derivative contracts default. This credit risk is limited to the fair value of the contracts. To manage this risk, we contract only with major financial institutions that have investment-grade credit ratings and with whom we have standard ISDA agreements that allow for net settlement of the derivative contracts. Also, we have established counterparty credit guidelines that we monitor regularly. Based on our most recent assessment, we consider our counterparty credit risk to be low.
Our derivative instruments are not subject to credit rating contingencies and no collateral is required or posted under these agreements. The aggregate fair value of our derivatives in a net liability position due to counterparties was $14 million at
April 30, 2026, and $13 million at July 31, 2026. If we were required to settle the net liability position under these derivative instruments on July 31, 2026, we would have sufficient available liquidity on hand to satisfy this obligation.

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

The following table summarizes the gross and net amounts of our derivative contracts:

(Dollars in millions)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet	Net Amounts
April 30, 2026
Derivative assets	$4	$(3)	$1	$—	$1
Derivative liabilities	(17)	3	(14)	—	(14)
July 31, 2026
Derivative assets	$5	$(5)	$—	$—	$—
Derivative liabilities	(18)	5	(13)	—	(13)

Forward purchase contracts. We use forward purchase contracts with suppliers to protect against corn price volatility. We expect to take physical delivery of the corn underlying each contract and use it for production over a reasonable period of time. Accordingly, we account for these contracts as normal purchases rather than as derivative instruments.

13.    Fair Value Measurements
The following table summarizes the assets and liabilities measured or disclosed at fair value on a recurring basis:

	April 30, 2026		July 31, 2026
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$308	$308	$301	$301
Currency derivatives, net	1	1	—	—
Liabilities
Currency derivatives, net	14	14	13	13
Contingent consideration	16	16	20	20
Short-term borrowings	68	68	358	358
Long-term debt (including current portion)	2,434	2,246	2,083	1,882

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

We determine the fair values of our currency derivatives, including forward contracts and cross-currency swaps, using standard valuation models. The significant inputs used in these models, which are readily available in public markets or can be derived from observable market transactions, include the applicable spot exchange rates, forward exchange rates, and interest rates. These fair value measurements are categorized as Level 2 within the valuation hierarchy.

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

The following table shows the changes in our contingent consideration liability during the three months ended July 31, 2026:

(Dollars in millions)
Balance at April 30, 2026	$16
Change in fair value[1]	4
Balance at July 31, 2026	$20
1Classified as “other expense (income), net” in the accompanying condensed consolidated statement of operations.

We measure some assets and liabilities at fair value on a nonrecurring basis. That is, we do not measure them at fair value on an ongoing basis, but we do adjust them to fair value in some circumstances (for example, when we determine that an asset is impaired). During the first quarter of fiscal 2026, we recognized a supply contract intangible asset of $88 million, obtained as partial consideration for the sale of the Brown-Forman Cooperage facility and related assets on May 1, 2025 (refer to Note 5). We used the discounted cash flow model to determine the fair value of the supply contract as of the transaction date. This method required the use of assumptions, such as projected future market prices and discount rates. The fair value measurement determined using this model is categorized as Level 3 within the valuation hierarchy. No other material nonrecurring fair value measurements were required during the periods presented in these financial statements.

14.    Other Comprehensive Income
The following table shows the components of net other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	July 31, 2025			July 31, 2026
(Dollars in millions)	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Currency translation adjustments:
Net gain (loss) on currency translation	$28	$(3)	$25	$(23)	$—	$(23)
Reclassification to earnings	—	—	—	—	—	—
Other comprehensive income (loss), net	28	(3)	25	(23)	—	(23)
Cash flow hedge adjustments:
Net gain (loss) on hedging instruments	—	—	—	4	(1)	3
Reclassification to earnings[1]	3	(1)	2	4	(1)	3
Other comprehensive income (loss), net	3	(1)	2	8	(2)	6
Postretirement benefits adjustments:
Net actuarial gain (loss) and prior service cost	(8)	2	(6)	—	—	—
Reclassification to earnings[2]	20	(5)	15	1	—	1
Other comprehensive income (loss), net	12	(3)	9	1	—	1

Total other comprehensive income (loss), net	$43	$(7)	$36	$(14)	$(2)	$(16)
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
Our CEO is our chief operating decision maker, who manages business operations, evaluates performance, and allocates resources based on segment metrics such as net sales, gross profit, operating income, and net income. Significant segment expenses include cost of sales; advertising expenses; and selling, general, and administrative expenses. Other segment items include (when applicable): restructuring and other charges; other expense (income), net; non-operating postretirement expense; interest income; interest expense; and income taxes. The amount of each of these segment measures is the same as the consolidated amount presented in the accompanying condensed consolidated statements of operations.
The segment’s assets, expenditures for additions to long-lived assets, and depreciation and amortization are the same as the consolidated amounts presented in the accompanying condensed consolidated balance sheets and condensed consolidated statements of cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This MD&A is intended to help the reader better understand Brown-Forman, our operations, our financial results, and our current business environment. You should read the following discussion and analysis in conjunction with both our unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1 of this Quarterly Report and our 2026 Form 10-K. Note that the results of operations for the three months ended July 31, 2026, are not necessarily indicative of future or annual results. Unless otherwise indicated, all related commentary is on a reported basis and is for the three months ended July 31, 2026, compared to the same period last year.
Our MD&A is organized as follows:

Overview
Fiscal 2027 Year-to-Date Highlights
•We delivered net sales of $911 million for the three months ended July 31, 2026, a decrease of 1%. The decrease was driven by unfavorable price/mix and the end of the Korbel relationship, partially offset by higher volumes, the positive effect of foreign exchange, and the impact of the JDCC transition.
◦From a brand perspective, net sales declines were driven by the end of the Korbel relationship, as well as the decline of used barrel sales and tequilas, partially offset by the growth of RTDs.
◦From a geographic perspective, net sales declines in developed international markets and the United States were partially offset by growth in emerging markets.
•We delivered gross profit of $549 million for the three months ended July 31, 2026, a decrease of 1%. Gross margin increased 0.4 percentage points to 60.2% from 59.8% in the same period last year. The increase in gross margin was driven by lower costs and the end of the Korbel relationship, partially offset by the negative effect of foreign exchange and unfavorable price/mix.
•We delivered operating income of $252 million for the three months ended July 31, 2026, a decrease of 3%. Operating margin decreased 0.5 percentage points to 27.7% from 28.2% in the same period last year, primarily due to higher operating expenses, partially offset by gross margin expansion.
•We delivered diluted earnings per share of $0.38 for the three months ended July 31, 2026, an increase of 6% from the $0.36 reported for the same period last year, driven by the lower non-operating postretirement expense and the accretive impact from share repurchases executed in the prior year, partially offset by the decrease in operating income.

Summary of Operating Performance
	Three Months Ended July 31,
(Dollars in millions)	2025	2026	Reported Change		Organic Change[1]
Net sales	$924	$911	(1%)		(1%)
Cost of sales	372	362	(2%)		(5%)
Gross profit	552	549	(1%)		1%

Advertising	120	114	(5%)		(4%)
SG&A	177	185	4%		5%
Restructuring and other charges	12	—	(100%)		nm2
Other expense (income), net	(17)	(2)	nm2		nm2
Total operating expenses[3]	292	297	2%		(1%)

Operating income	260	252	(3%)		4%

Non-operating postretirement expense	$19	$1	nm2
Interest expense, net	$21	$22	3%

As a percentage of net sales[4]	2025	2026	Reported Change
Gross margin	59.8%	60.2%	0.4	pp
Operating margin	28.2%	27.7%	(0.5)	pp
Effective tax rate	22.5%	23.0%	0.5	pp

	2025	2026	Reported Change
Diluted earnings per share	$0.36	$0.38	6%

Note: Totals may differ due to rounding

1See “Non-GAAP Financial Measures” for details on our use of “organic change,” including how we calculate these measures and why we believe this information is useful to readers.
2Percentage change is not meaningful.
3Total operating expenses include advertising expenses, SG&A expenses, restructuring and other charges, and other expense (income), net.
4Year-over-year changes in percentages are reported in percentage points (pp).

Results of Operations
Market Highlights
The following table provides supplemental information for our largest markets. We discuss results of the markets most affecting our performance below the table.

Top Markets
Three months ended July 31, 2026	Net Sales % Change vs. Prior Year Period
Geographic area[1]	Reported	A&D	Other Items[2]	Foreign Exchange	Organic[3]
United States	(3%)	4%	(1%)	—%	—%
Developed International	(6%)	—%	—%	(1%)	(8%)
Germany	(11%)	—%	—%	(1%)	(11%)
Australia	10%	—%	—%	(5%)	4%
United Kingdom	(5%)	—%	—%	(1%)	(6%)
France	(14%)	—%	—%	(1%)	(15%)
Spain	(16%)	—%	—%	—%	(16%)
Rest of Developed International	(10%)	—%	—%	2%	(8%)
Emerging	11%	—%	—%	(2%)	9%
Mexico	26%	—%	—%	(11%)	15%
Poland	(4%)	—%	—%	(1%)	(5%)
Brazil	(12%)	—%	—%	(3%)	(15%)
Türkiye	(14%)	—%	—%	23%	9%
Rest of Emerging	20%	—%	—%	—%	20%
Travel Retail	(1%)	—%	—%	—%	(1%)
Non-branded and bulk	(61%)	—%	—%	—%	(61%)
Total	(1%)	2%	(1%)	(1%)	(1%)
Note: Results may differ due to rounding

1See “Definitions” for definitions of market aggregations presented here.
2“Other Items” includes “JDCC transition.” See “Non-GAAP Financial Measures” for additional details.
3See “Non-GAAP Financial Measures” for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

The United States’ net sales declined 3%.
The decline was driven by:
•the end of the Korbel relationship;
•an estimated net decrease in distributor inventories reflecting prior-year distributor transitions; and
•decreases of JDTB following the distributor inventory build ahead of the prior-year product launch.
These declines were partially offset by:
•higher volumes of JDTW due to timing of distributor ordering patterns in our transition markets; and
•the impact of the JDCC transition.
Developed International
Germany’s net sales declined 11%, driven by lower volumes of JDTW and JD RTD/RTP, as well as the unfavorable timing of retailer ordering patterns. These declines were partially offset by the launch of JDTB.
Australia’s net sales increased 10%, driven by the positive effect of foreign exchange and the growth of JDTW, which partially benefited from favorable timing of retailer ordering patterns.

The United Kingdom’s net sales declined 5%, driven by declines of JDTW and Gentleman Jack, as well as lower volumes of JDTH, partially offset by the launch of JDTB.
France’s net sales declined 14%, led by lower volumes of JDTW and JDTH, as well as the unfavorable timing of retailer ordering patterns, partially offset by the launch of JDTB.
Spain’s net sales declined 16%, driven by lower volumes of JDTW.
Rest of Developed International’s net sales declined 10%, driven by lower volumes of JDTW, led by Switzerland and Italy; an estimated net decrease in distributor inventories; and the negative effect of foreign exchange. These decreases were partially offset by the continued international launch of JDTB.
Emerging
Mexico’s net sales increased 26%, driven by higher volumes of New Mix and JD RTD/RTP due to strong consumer demand, as well as the positive effect of foreign exchange.
Poland’s net sales declined 4%, driven by lower volumes of JDTW, partially offset by the launch of JDTB.
Brazil’s net sales declined 12%, driven by lower volumes of JDTW, JDTA, and JDTH, partially due to the unfavorable timing of the retailer ordering patterns. These declines were partially offset by the launch of JDTB.
Türkiye’s net sales declined 14%, driven by the negative effect of foreign exchange, partially offset by higher volumes and prices across our portfolio, led by JDTW.
Rest of Emerging’s net sales increased 20%, driven by broad-based volume gains of JDTW and the continued international launch of JDTB, led by the United Arab Emirates.
Travel Retail’s net sales declined 1%, as the channel was impacted by the Middle East geopolitical headwinds. The declines were driven by lower volumes of Gin Mare, partially offset by the launch of JDTB.
Non-branded and bulk’s net sales decreased 61%, driven by the decline of used barrel sales.

Brand Highlights
The following table provides supplemental information for our largest brands. We discuss results of the brands most affecting our performance below the table.

Major Brands
Three months ended July 31, 2026	Net Sales % Change vs. Prior Year Period
Product category / brand family / brand[1]	Reported	A&D	Other Items[2]	Foreign Exchange	Organic[3]
Whiskey	—%	—%	—%	—%	—%
JDTW	—%	—%	—%	—%	—%
JDTH	(10%)	—%	—%	—%	(10%)
Gentleman Jack	(16%)	—%	—%	2%	(14%)
JDTA	(8%)	—%	—%	—%	(8%)
JDTF	(10%)	—%	—%	—%	(10%)
Woodford Reserve	—%	—%	—%	—%	—%
Old Forester	1%	—%	—%	—%	1%
Rest of Whiskey	33%	—%	—%	—%	33%
Ready-to-Drink	20%	—%	(4%)	(6%)	11%
JD RTD/RTP	6%	—%	(7%)	(3%)	(4%)
New Mix	48%	—%	—%	(12%)	36%
Tequila	(12%)	—%	—%	(1%)	(13%)
el Jimador	(10%)	—%	—%	(1%)	(11%)
Herradura	(17%)	—%	—%	(2%)	(18%)
Rest of Portfolio	(35%)	22%	—%	—%	(12%)
Non-branded and bulk	(61%)	—%	—%	—%	(61%)
Note: Results may differ due to rounding

1See “Definitions” for definitions of brand aggregations presented here.
2“Other Items” includes “JDCC transition.” See “Non-GAAP Financial Measures” for additional details.
3See “Non-GAAP Financial Measures” for details on our use of “organic change” in net sales, including how we calculate this measure and why we believe this information is useful to readers.

Whiskey
JDTW’s net sales were flat, as growth in the United States, due to timing of distributor ordering patterns in our transition markets, and higher volumes in the United Arab Emirates were offset by lower volumes in Brazil, Germany, and France.
JDTH’s net sales declined 10%, driven by lower volumes in the United States and Chile, partially due to an estimated net decrease in distributor inventories.
Gentleman Jack’s net sales declined 16%, driven by lower volumes in the United States and decreases in the United Kingdom.
JDTA’s net sales declined 8%, driven by decreases in Brazil and lower volumes in Chile, partially due to an estimated net decrease in distributor inventories.
JDTF’s net sales declined 10%, driven by broad-based volume declines, led by the United States.
Woodford Reserve’s net sales were flat, as higher net pricing was offset by an estimated net decrease in distributor inventories.
Old Forester’s net sales increased 1%, driven by the United States, as favorable mix was partially offset by an estimated net decrease in distributor inventories.

Rest of Whiskey’s net sales increased 33%, driven by the continued international launch of JDTB, led by Brazil, partially offset by an estimated net decrease in distributor inventories in the United States.
Ready-to-Drink
JD RTD/RTP brands’ net sales increased 6%, driven by the impact of the JDCC transition, the positive effect of foreign exchange, and higher volumes in Mexico. These increases were partially offset by declines in Germany and the United States.
New Mix’s net sales increased 48%, driven by higher volumes in Mexico, the positive effect of foreign exchange, and the launch in the United States.
Tequila
el Jimador’s net sales declined 10%, driven by lower net pricing in the United States.
Herradura’s net sales declined 17%, driven by lower volumes in the United States and lower net pricing in Mexico.
Rest of Portfolio’s net sales declined 35%, driven by the end of Korbel relationship and lower volumes of Gin Mare.
Non-branded and bulk’s net sales decreased 61%, driven by the decline of used barrel sales.

Year-Over-Year Comparisons
Net Sales
For the three months ended July 31,

Percentage change versus the prior year period ended July 31
	Volume[1]	Price/mix[1]	A&D	Other Items[2]	Foreign Exchange	Total
Net sales	7%	(8%)	(2%)	1%	1%	(1%)
Note: Results may differ due to rounding

Net sales were $911 million, a decrease of $13 million, or 1%, driven by unfavorable price/mix and the end of the Korbel relationship, partially offset by higher volumes, the positive effect of foreign exchange, and the impact of the JDCC transition.
•Volume increased 7%, driven by New Mix and the continued international launch of JDTB, partially offset by lower volumes of JD RTD/RTP and JDTH.
•Price/mix declined 8%, driven by unfavorable portfolio mix from New Mix.
See “Results of Operations - Market Highlights” and “Results of Operations - Brand Highlights” above for further details on the factors contributing to the change in reported net sales for the three months ended July 31, 2026.
Cost of Sales
For the three months ended July 31,

Percentage change versus the prior year period ended July 31
	Volume[1]	Cost/mix[1]	A&D	Other Items[2]	Foreign Exchange	Total
Cost of sales	7%	(11%)	(3%)	1%	4%	(2%)
Note: Results may differ due to rounding

Cost of sales were $362 million, a decrease of $10 million, or 2%, driven by favorable cost/mix and the end of the Korbel relationship, partially offset by higher volumes, the negative effect of foreign exchange, and the impact of the JDCC transition.
•Volume increased 7%, driven by New Mix and the continued international launch of JDTB, partially offset by lower volumes of JD RTD/RTP and JDTH.
•Cost/mix declined 11%, driven by favorable portfolio mix from New Mix and the timing of cost fluctuations, partially offset by unfavorable fixed cost absorption related to decreased production of our full-strength portfolio and inflation on our input costs.

1Represents the percentage change after considering the impact of A&D and the JDCC transition.
2“Other Items” includes “JDCC transition.” See “Non-GAAP Financial Measures” for additional details.

Gross Profit/Margin
For the three months ended July 31,

Note: results may differ due to rounding
Gross profit totaled $549 million, a decrease of $3 million, or 1%.
Gross margin increased to 60.2% from 59.8% in the same period last year. The increase in gross margin was driven by lower costs and the end of the Korbel relationship, partially offset by the negative effect of foreign exchange and unfavorable price/mix.
Operating Expenses
For the three months ended July 31,

Percentage change versus the prior year period ended July 31
	Reported	A&D	Other Items*	Foreign Exchange	Organic^
Advertising	(5%)	2%	—%	—%	(4%)
SG&A	4%	—%	1%	—%	5%
Total operating expenses**	2%	(1%)	(2%)	1%	(1%)
Note: results may differ due to rounding

Operating expenses totaled $297 million, an increase of $5 million, or 2%. The increase in operating expenses was driven by the absence of prior-year substitution drawback claims and higher SG&A expenses, partially offset by the absence of the prior-year restructuring initiative costs and lower advertising expenses.
•Advertising expenses decreased 5% for the three months ended July 31, 2026, driven by the timing of spend across the Jack Daniel’s family of brands, as declines in spending for JDTW more than offset the increased investment for the continued international launch of JDTB.
•SG&A expenses increased 4% for the three months ended July 31, 2026, driven by the timing of costs related to targeted organizational realignments.

*“Other Items” in gross profit includes “JDCC transition.” “Other Items” in operating expenses includes “substitution drawback claims,” “restructuring initiative,” and “JDCC transition.” See “Non-GAAP Financial Measures” for additional details.
**Total operating expenses include advertising expenses, SG&A expenses, restructuring and other charges, and other expense (income), net.
^See "Non-GAAP Financial Measures" for details on our use of "organic change," including how we calculate these measures and why we believe this information is useful to readers.

Operating Income/Margin
For the three months ended July 31,

Percentage change versus the prior year period ended July 31
	Reported	A&D	Other Items[1]	Foreign Exchange	Organic[2]
Operating income	(3%)	3%	2%	2%	4%
Note: results may differ due to rounding

Operating income totaled $252 million, a decrease of $8 million, or 3%.

Operating margin decreased 0.5 percentage points to 27.7% from 28.2%, primarily due to higher operating expenses, partially offset by gross margin expansion.

1“Other Items” includes “substitution drawback claims,” “restructuring initiative,” and “JDCC transition.” See “Non-GAAP Financial Measures” for additional details.
2See "Non-GAAP Financial Measures" for details on our use of "organic change," including how we calculate these measures and why we believe this information is useful to readers.

Effective Tax Rate
For the three months ended July 31, 2026, the effective tax rate was 23.0% compared to 22.5% for the same period last year.
The primary factors contributing to the increase were:
•increased tax impact of foreign operations; and
•higher state taxes.
The primary factor offsetting the increase was:
• the favorable year-over-year impact of prior fiscal year true-ups.
Diluted Earnings Per Share
Diluted earnings per share of $0.38 for the three months ended July 31, 2026, increased 6% from the $0.36 reported for the same period last year, driven by the lower non-operating postretirement expense and the accretive impact from share repurchases executed in the prior year, partially offset by the decrease in operating income.
Fiscal 2027 Outlook
Below we discuss our outlook for fiscal 2027, which reflects the trends, developments, and uncertainties that we expect to affect our business.
We anticipate the operating environment for fiscal 2027 to remain challenging, as macroeconomic pressures and geopolitical instability continue to negatively impact consumer behavior and beverage alcohol consumption, particularly within developed markets. We remain committed to building our business for the long term while focusing intensely on the variables within our control. We believe we will benefit in fiscal 2027 from our previously announced restructuring initiative and U.S. distributor changes, and continued new product innovation, such as the expansion of JDTB. Considering these factors, we expect the following in fiscal 2027.
•Organic net sales to be approximately flat.
•Organic operating income to decline in the 3% to 5% range.
•Our effective tax rate to be in the range of approximately 20% to 22%.
•Capital expenditures planned to be in the range of $60 to $70 million.

Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. Additionally, we use some financial measures in this report that are not measures of financial performance under GAAP. These non-GAAP measures, defined below, should be viewed as supplements to (not substitutes for) our results of operations and other measures reported under GAAP. Other companies may define or calculate these non-GAAP measures differently.
“Organic change” in measures of statements of operations. We present changes in certain measures, or line items, of the statements of operations that are adjusted to an “organic” basis. We use “organic change” for the following measures: (a) organic net sales; (b) organic cost of sales; (c) organic gross profit; (d) organic advertising expenses; (e) organic SG&A expenses; (f) organic other expense (income), net; (g) organic operating expenses1; and (h) organic operating income. To calculate these measures, we adjust, as applicable, for (1) acquisitions and divestitures, (2) other items, and (3) foreign exchange. We explain these adjustments below.
•“Acquisitions and divestitures.” This adjustment removes (a) the gain or loss recognized on the sale of divested brands and certain assets, (b) any non-recurring effects related to our acquisitions and divestitures (e.g., transaction, transition, and integration costs), (c) the effects of operating activity related to acquired and divested brands, including certain divested agency brands, for periods not comparable year over year (non-comparable periods), and (d) fair value changes to contingent consideration liabilities. Excluding non-comparable periods allows us to include the effects of acquired and divested brands only to the extent that results are comparable year over year. For the first quarter of fiscal 2027, we had the following acquisitions and divestitures adjustments:
During fiscal 2023, we acquired the Gin Mare brand. The purchase price consisted of cash paid at the acquisition date plus contingent consideration that is payable in cash upon exercise by the sellers no later than July 2027. This adjustment removes the fair value impact from our other expense (income), net and operating income for the first quarter of fiscal 2026 and fiscal 2027. See Note 13 to the Condensed Consolidated Financial Statements for more information.
During the first quarter of fiscal 2026, we ended our Korbel relationship. This adjustment removes the net sales, cost of sales, operating expenses, and operating income for the non-comparable period, which is activity from May through June of fiscal 2026.
•“Other items.” Other items include the additional items outlined below.
“Restructuring initiative.” During the first quarter of fiscal 2026, we incurred $12 million in restructuring and other charges associated with the restructuring initiative and completed the sale of Brown-Forman Cooperage facility and related assets. The actions associated with this initiative were substantially completed during fiscal 2026. This adjustment removes the restructuring initiative impact from our operating expenses and operating income for the first quarter of fiscal 2026. See Note 5 to the Condensed Consolidated Financial Statements for more information.
“Substitution drawback claims.” During the first quarter of fiscal 2026, we recognized a net benefit of $18 million related to the collection of substitution drawback claims filed with the U.S. Government between fiscal 2016 and 2019. As of the end of the first quarter of fiscal 2026, all claims had been collected. This adjustment removes the benefit from our other expense (income), net and operating income.
“Jack Daniel’s Country Cocktails business model change (JDCC transition).” During fiscal 2026, we agreed to conclude our relationship with Pabst Brewing Company for flavored malt beverages within the United States. We began transitioning the management of JDCC’s supply, sales, marketing, and distribution in the first quarter of fiscal 2027. This adjustment removes the non-comparable operating activity related to JDCC products for the first quarter of fiscal 2026 and fiscal 2027.
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
1Operating expenses include advertising expenses, SG&A expenses, restructuring and other charges, and other expense (income), net.

We use the non-GAAP measure “organic change,” along with other metrics, to: (a) understand our performance from period to period on a consistent basis; (b) compare our performance to that of our competitors; (c) calculate components of management incentive compensation; (d) plan and forecast; and (e) communicate our financial performance to the Board of Directors, stockholders, and investment community. We provide reconciliations of the “organic change” in certain line items of the statements of operations to their nearest GAAP measures in the tables under “Results of Operations” and in the“Reconciliation of Non-GAAP Changes” table below. We have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure. We believe these non-GAAP measures are useful to readers and investors because they enhance the understanding of our historical financial performance and comparability between periods. When we provide guidance for organic change in certain measures of the statements of operations we do not provide guidance for the corresponding GAAP change, as the GAAP measure will include items that are difficult to quantify or predict with reasonable certainty, such as foreign exchange, which could have a significant impact to our GAAP income statement measures.
Reconciliation of Non-GAAP Changes

Three months ended July 31, 2026	Reported	A&D	Other Items	Foreign Exchange	Organic
Net Sales	(1)%	2%	(1)%	(1)%	(1)%
Cost of Sales	(2)%	3%	(1)%	(4)%	(5)%
Gross Profit	(1)%	1%	—%	1%	1%

Advertising Expenses	(5)%	2%	—%	—%	(4)%
SG&A Expenses	4%	—%	1%	—%	5%
Operating Expenses[1]	2%	(1)%	(2)%	1%	(1)%

Operating Income	(3)%	3%	2%	2%	4%
[1]Total operating expenses include advertising expenses, SG&A expenses, restructuring and other charges, and other expense (income), net.
Note: results may differ due to rounding

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
Our cash flows from operations are supplemented by our cash and cash equivalent balances, as well as access to other liquidity sources. Cash and cash equivalents were $308 million at April 30, 2026, and $301 million at July 31, 2026. As of July 31, 2026, approximately 53% of our cash and cash equivalents were held by our foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We continue to evaluate our future cash requirements and may decide to repatriate additional cash held by our foreign subsidiaries, which may require us to provide for and pay additional taxes.
We have a $900 million commercial paper program that we use, together with our cash flows from operations, to fund our short-term operational needs. See Note 7 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for outstanding commercial paper balances, interest rates, and days to maturity at April 30, 2026, and July 31, 2026. The average balances, interest rates, and original maturities during the periods ended July 31, 2025 and 2026, are presented below.

	Three Months Average
	July 31,
(Dollars in millions)	2025	2026
Average commercial paper (par amount)	$288	$223
Average interest rate	4.60%	4.03%
Average days to maturity at issuance	29	31

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
Our most significant short-term cash requirements relate primarily to funding our operations (such as expenditures for raw materials, production and distribution, advertising and promotion, and current taxes), dividend payments, and capital investments. We expect to meet our planned liquidity needs through cash generated from operations, borrowings under our commercial paper program, and financing in the credit markets and the debt capital markets. Our most significant longer-term cash requirements primarily include payments related to our long-term debt, employee benefit obligations, and deferred tax liabilities.
We believe our current liquidity position, supplemented by our ability to generate positive cash flows from operations in the future, and our ample debt capacity enabled by our strong short-term and long-term credit ratings, will be sufficient to meet all of our expected future short- and long-term financial commitments.
Cash flows

	Three Months Ended July 31,
(Dollars in millions)	2025	2026	Change
Net cash provided by (used in):
Operating activities	$160	$173	$13
Investing activities	$2	$(13)	$(15)
Financing activities	$(138)	$(164)	$(26)
Cash provided by operating activities of $173 million during the three months ended July 31, 2026, increased $13 million from the same period last year, reflecting higher earnings and lower working capital requirements.
Cash used for investing activities was $13 million during the three months ended July 31, 2026, compared to $2 million in cash provided by investing activities during the same period last year. The $15 million decrease largely reflects the absence of $33 million in proceeds from the sale of our Brown-Forman Cooperage assets in May 2025, partially offset by a $19 million decline in capital expenditures.
Cash used for financing activities was $164 million during the three months ended July 31, 2026, compared to $138 million in cash used for financing activities during the same prior-year period. The $26 million increase largely reflects our repayment of the $343 million (€300 million) principal amount of the 1.20% senior notes that matured in July 2026, partially offset by a $319 million increase in net proceeds from short-term borrowings.
Dividends. See Note 8 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for information about cash dividends declared per share on our Class A and Class B common stock during fiscal 2027.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We face market risks arising from changes in foreign currency exchange rates, commodity prices, and interest rates. Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency-denominated cash flows. Commodity price changes can affect our production and supply chain costs. Interest rate changes affect (a) the fair value of our fixed-rate debt and (b) cash flows and earnings related to our variable-rate debt and interest-bearing investments. We manage market risks through procurement strategies as well as the use of derivative and other financial instruments. Our risk management program is governed by policies that authorize and control the nature and scope of transactions that we use to mitigate market risks. Since April 30, 2026, there have been no material changes to the market risks faced by us or to our risk management program as disclosed in our 2026 Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and CFO (our principal executive and principal financial officers), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2026 Form 10-K, which could materially adversely affect our business, financial condition, or future results. There have been no material changes to the risk factors disclosed in our 2026 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended July 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following documents are filed with this report:

Exhibit Index
10.1	Agreement dated June 3, 2026, by and between Brown-Forman Corporation and Crystal Peterson.*
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not considered to be filed).
101
The following materials from Brown-Forman Corporation's Quarterly Report on Form 10-Q for the quarter ended July 31, 2026, in Inline XBRL (eXtensible Business Reporting Language) format: (a) Condensed Consolidated Statements of Operations, (b) Condensed Consolidated Statements of Comprehensive Income, (c) Condensed Consolidated Balance Sheets, (d) Condensed Consolidated Statements of Cash Flows, and (e) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101).

The following document has been previously filed:

Exhibit Index
10.2
Yiannis Pafilis Employment Agreement, dated May 22, 2026, incorporated into this report by reference to Exhibit 10.2 of Brown-Forman Corporation’s Form 10-K for the fiscal year ended April 30, 2026, filed on June 12, 2026 (File No. 001-00123).*

* Indicates management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN-FORMAN CORPORATION
(Registrant)

Date:	September 2, 2026	By:	/s/ James W. Peters
James W. Peters
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)